Form 10QSB
period 2001-09-30
ANTON DIST INC
filed 2002-02-05
CIK 1109744

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 30915

                        ANTON DIST. INC.

 Exact name of small business issuer as specified in its charter


Montana                                                     84 - 1365550

(State or other
jurisdiction of                                          I.R.S. Employer
incorporation or organization)                     Identification Number


      16125 Shawbrooke Road, SW, Calgary, AB T2Y 3B3 Canada
                       (Address of principal executive office)

                         (403) 256-6730
                    Issuer's telephone number

                                   NA
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No
                              ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 1,350,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       September 30, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

The Company's business plan is to further develop and license a unique marketing product that will produce a tourist oriented city and regional map for individual cities and territories throughout North America. This map is designed to be a low-priced promotional item to be sold at cost or given away by multi-outlet concerns such as gasoline retailers. This map would give the end user a detailed view of the city and environs as well as highlighted locations of the sponsor's outlets. The map would be offered on an exclusive basis to several different non-competing industries.

Licensing would be done on a city-by-city basis with the Company receiving a license fee and a royalty on sales. Final determination of the fees would be made using population figures and tourist activities. In some cases cities would be subdivided if that is deemed necessary. New York and Los Angeles, for instance might produce a cost that would be prohibitive without breaking up the territory. Marketing assistance would be provided to the licensee and printing would be handled by one or more printers who would be able to provide lower costs due to volume purchases.

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2001 reflects current assets of $ 55 in the form of cash, and total assets of $ 55.

We will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. We will undoubtedly need to raise additional capital to institute our business plan. While management feels that the Company's shares being listed for quotation will enhance prospects of attracting additional capital no commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available.

Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

The Company filed a F


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated February 4, 2001             /S/ Kenneth Larsen
                                       Kenneth Larsen, President and
                                       Director


                            EXHIBIT A




                        ANTON DIST. INC.







                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                      AS SEPTEMBER 30, 2001
                    (PREPARED BY MANAGEMENT)


                             ASSETS

CURRENT ASSETS
     CASH                                    $         55

TOTAL CURRENT ASSETS                                   55

TOTAL ASSETS                                           55

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                              1,670

TOTAL CURRENT LIABILITIES                          1,670

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     100,000,000 SHARES AUTHORIZED AND
     636,000 ISSUED AND OUTSTANDING                  636

     PREFERRED STOCK $0.001 PAR VALUE
     10,000,000 SHARES AUTHORIZED
     NONE ISSUED AND OUTSTANDING

     ADDITIONAL PAID IN CAPITAL                   10,439

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                       (12,690)

     TOTAL STOCKHOLDERS' DEFICIT                (  1,615)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT                     $       55

                       SEE ATTACHED NOTES


                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF OPERATIONS
                FOR THE THREE MONTH PERIOD ENDED
                       SEPTEMBER 30, 2001
                    (PREPARED BY MANAGEMENT)


REVENUES                                      $         0

OPERATING EXPENSES
     FILING FEES                                      150
     LEGAL AND AUDIT                                  500
     OFFICE EXPENSES                                   20

TOTAL OPERATING EXPENSES                              670

NET (LOSS)     FOR THE PERIOD                   (     670)

NET (LOSS) PER SHARE                            (    0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         636,000


















                       SEE ATTACHED NOTES



                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD
                    ENDED SEPTEMBER 30, 2001
                    (PREPARED BY MANAGEMENT)

            CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     NET (LOSS) FOR THE PERIOD                         $(
670)
     LESS NET CHANGE IN NON-CASH WORKING
     CAPITAL ITEMS
          NET INCREASE IN ACCOUNTS PAYABLE                    670

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES                 0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                       0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                       0

INCREASE (DECREASE) IN CASH                                     0

CASH BEGINNING OF PERIOD                                       55

CASH END OF PERIOD                                    $        55















                       See attached notes
              NOTES TO INTERIM FINANCIAL STATEMENTS
                    (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 financial statements of Anton Dist. Inc. ("Registrant") included in the Form 10 SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $170.00

NOTE 3 - FINANCIAL STATEMENT COMPARISONS

The Company became a reporting company on September 18, 2001. As a result there were no interim statements with which to make comparisons.