Form 10QSB
period 2001-12-31
ANTON DIST INC
filed 2002-02-05
CIK 1109744

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The un-audited financial statements for the quarter ended
September 30, 2001 are attached hereto as Exhibit A

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

ANTON DIST INC.

Dated February 4, 2001             /S/ Kenneth Larsen
                                       Kenneth Larsen, President and
                                       Director


                            EXHIBIT A




                        ANTON DIST. INC.







                      FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS PERIODS
                     ENDED DECEMBER 31, 2001
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                     AS AT DECEMBER 31, 2001
                    (PREPARED BY MANAGEMENT)

                             ASSETS

CURRENT ASSETS
          CASH                                         $  43
TOTAL CURRENT ASSETS                                      43

TOTAL ASSETS                                              43


              LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                     2,170

TOTAL CURRENT LIABILITIES                               2,170

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 5,088,000 SHARES
     ISSUED AND OUTSTANDING                               636

ADDITIONAL PAID IN CAPITAL                             10,439

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                            (13,202)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (  2,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $     43




                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTH PERIODS
                     ENDED DECEMBER 31, 2001
                    (PREPARED BY MANAGEMENT)


                              THREE MONTHS     SIX MONTHS


REVENUES                         $          0         $          0

OPERATING EXPENSES
   FILING FEES                              0                  150
   LEGAL AND AUDIT                        500                1,000
   OFFICE EXPENSE                           0                   32

TOTAL OPERATING EXPENSES                  500                1,182

NET (LOSS) FOR THE PERIOD            $    500            $   1,182

NET (LOSS) PER SHARE                   $ 0.00            $    0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             636,000              636,000















                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF CASH FLOWS
        FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2001
                     (PREPARED BY MANGEMENT)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD                              $         (1,182)
     LESS NON-CASH WORKING CAPITAL ITEMS
     NET INCREASE IN ACCOUNTS PAYABLE                            1,170

TOTAL CASH FLOWS FROM(TO) OPERATING ACTIVITIES                     (12)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                            0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                            0

NET INCREASE (DECREASE) IN CASH                                (    12)

CASH BEGINNING OF PERIOD                                            55

CASH END OF PERIOD                                        $         43





















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

NOTE 4 - CHANGE IN ISSUED AND OUTSTANDING STOCK

On November 18, 2001 the Company's Board of Directors authorized an 8 -1 forward split increasing the issued and outstanding stock from 636,000 to 5,088,000.