Form 10QSB/A
period 2001-12-31
ANTON DIST INC
filed 2002-04-09
CIK 1109744

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 5,088,000 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The un-audited financial statements for the quarter ended
December 31, 2001 are attached hereto as Exhibit A

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

NA

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

Dated February 4, 2001             /S/ Kenneth Larsen
                                   Kenneth Larsen, President and
                                   Director


                            EXHIBIT A




                        ANTON DIST. INC.







                      FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS PERIODS
                     ENDED DECEMBER 31, 2001
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                     AS AT DECEMBER 31, 2001
                    (PREPARED BY MANAGEMENT)

                             ASSETS

CURRENT ASSETS
          CASH                     $     43
TOTAL CURRENT ASSETS                     43

TOTAL ASSETS                             43


              LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                   2,170

TOTAL CURRENT LIABILITIES             2,170

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 5,088,000 SHARES
     ISSUED AND OUTSTANDING             636

ADDITIONAL PAID IN CAPITAL           10,439

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE          (13,202)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  2,127)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT             $      43




                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTH PERIODS
                     ENDED DECEMBER 31, 2001
                    (PREPARED BY MANAGEMENT)


                              THREE MONTHS     SIX MONTHS


REVENUES                             $  0         $    0

OPERATING EXPENSES
   FILING FEES                          0            150
   LEGAL AND AUDIT                    500          1,000
   OFFICE EXPENSE                       0             32

TOTAL OPERATING EXPENSES              500          1,182

NET (LOSS) FOR THE PERIOD      $      500      $   1,182

NET (LOSS) PER SHARE           $     0.00      $    0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         1378000       1378000















                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF CASH FLOWS
        FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2001
                     (PREPARED BY MANGEMENT)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD $  (1,182)
     LESS NON-CASH WORKING CAPITAL ITEMS
             NET INCREASE IN ACCOUNTS PAYABLE                1,170

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES                (12)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                        0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                        0

NET INCREASE (DECREASE) IN CASH                            (    12)

CASH BEGINNING OF PERIOD                                        55

CASH END OF PERIOD                                   $          43





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