Form 10QSB
period 2002-03-31
ANTON DIST INC
filed 2002-07-24
CIK 1109744

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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




PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

                        ANTON DIST. INC.







                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTH  PERIODS
                      ENDED MARCH 31, 2002
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                      AS AT MARCH 31, 2002
                    (PREPARED BY MANAGEMENT)

                             ASSETS


CURRENT ASSETS                                         0

TOTAL ASSETS                                           0


              LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                    2,427

TOTAL CURRENT LIABILITIES                              2,427

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 5,088,000 SHARES
     ISSUED AND OUTSTANDING                            636

     PREFERRED STOCK, $0.001 PAR
     VALUE; NONE ISSUED

ADDITIONAL PAID IN CAPITAL                             10,439

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                             (13,502)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (2,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $   0



                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH AND NINE MONTH PERIODS
                      ENDED MARCH 31, 2002
                    (PREPARED BY MANAGEMENT)


                              THREE MONTHS     NINE MONTHS


REVENUES                      $          0         $          0

OPERATING EXPENSES
   FILING FEES                         100                  250
   LEGAL AND AUDIT                     200                1,200
   OFFICE EXPENSE                        0                   32

TOTAL OPERATING EXPENSES               300                1,482

NET (LOSS) FOR THE PERIOD            $(300)           $  (1,482)

NET (LOSS) PER SHARE            $     0.00            $    0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            5,088,000       5,088,000















                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF CASH FLOWS
         FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2002
                    (PREPARED BY MANAGEMENT)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD $                                (1,482)
     LESS NON-CASH WORKING CAPITAL ITEMS
NET INCREASE IN ACCOUNTS PAYABLE                           1,427

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES          (    55)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                      0

CASH FLOWS FROM (TO)INVESTING ACTIVITIES                       0

NET INCREASE (DECREASE) IN CASH                      (        55)

CASH BEGINNING OF PERIOD                                      55

CASH    END    OF   PERIOD                                $    0





















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

NOTE 2 - RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $2,427.00

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

                                        None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated July 15, 2002           /S/ Kenneth Larsen
                              Kenneth Larsen, President and Director