Form 10KSB
period 2002-06-30
ANTON DIST INC
filed 2002-10-02
CIK 1109744

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                          FORM 10 K SB

 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE
                           ACT OF 1934

             For the fiscal year ended June 30, 2002

                  Commission File No.0 - 33057

                        ANTON DIST.  INC.

MONTANA                                     84 - 1365550
(State or other jurisdiction of           (IRS Employer
incorporation or organization)             ID Number)

         3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA  V7V 2K6
             (Address of principal executive office)    (Zip code)

         Issuer's telephone number:      (403) 256-6730

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of June 30, 2002:
$ 11,750

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  5,088,000 shares common stock.  This Form 10K SB consists of 15 pages.


                        TABLE OF CONTENTS

                    FORM 10K SB ANNUAL REPORT

                        ANTON DIST. INC.

PART I
          ITEM                                              PAGE

Item   1       Description of Business......................1
Item   2       Description of Property......................2
Item   3       Legal Proceedings............................3
Item   4       Submission of Matters to a Vote of
               Security Shareholders........................3

PART II

Item   5       Market for the Registrant's Common Equity and
               Related Stockholder Matters..................3
Item   6       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................3
Item   7       Financial Statements.........................5
Item   8       Changes in and Disagreements on
               Accounting and Financial Disclosure.........10

PART III

Item   9       Directors, Executive Officers, Promoters
               and Control persons, Compliance with Section
               16(a) of the Exchange Act...................10
Item 10        Executive Compensation......................12
Item 11        Security Ownership of Certain
               Beneficial Owners and Management............13
Item 12        Certain Relationships and Related
               Transactions................................14
Item 13        Exhibits and Reports on Form 8-K............14

 Signatures................................................15







     PART I

Item 1.  Description of Business

Anton Dist. Inc. was incorporated under the laws of the State of Montana on May 6, 1991, and is in the early developmental and promotional stages. To date Anton Dist. Inc.'s only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

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

The Map

The map is designed to be very tourist-friendly.
-    The closed cover of the map has an attractive picture of the city.
- Inside, the map shows tourist attractions and places of interest and where pertinent, telephone numbers for reservations.
-    Shows exactly where the buses and subways run.
- Has all the golf courses shown in green, with the phone numbers right on the green part.
-    All the hospitals are shown with the phone numbers.
-    A complete list of all emergency numbers

The map folds very easily and is plastic laminated to extend life.

One of the main marketing targets for the Company's product is obviously service station organizations. All service station locations will be highlighted and shown clearly with each location indicated by the gasoline company's logo. In the legend section the number beside the logo is listed along with the address of the station and phone number. The advantage to the retailer(s) is obvious:

Anyone with a credit card from the gasoline company will know exactly where to go to fill up, get an oil change or minor repairs using their card. This helps to insure loyalty to the brand by the map user and possibly eliminate patronizing the competition. If the customer knows where his preferred station is, he would prefer to deal where he is able to use his card.

Another important benefit of the map is that the user would be constantly exposed to the retailer's logo. The affect of this type of subliminal advertising is not measurable but has proven to be very powerful.

Competition

Anton Dist. Inc. expects to encounter competition but is unaware of anyone offering the same type of product. Service stations no longer give out complimentary road maps and most tourists requiring city maps are force to pay a substantial price for them. Sponsors of the maps will be urged to distribute them on a complimentary basis or to provide them to their customers at cost.

Employees

Anton Dist. Inc. is a development stage company and currently has no employees other than its president. Management expects to hire help as necessary, and does not anticipate a need to engage any full-time employees until the business plan is applied widely and the numbers of licensees has significantly increased.

Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, Anton Dist Inc.'s sole officer prior to, or in conjunction with, the Company's activities to date. Anton Dist Inc.'s sole officer and director has received no fees for organizing the corporation. See Executive Compensation and Certain Relationships and Related Transactions.


Item 2.  Description of Property

Anton Dist. Inc. currently maintains a mailing address at 16125 Shawbrooke Road, SW Calgary, Alberta T2Y 3B3 Canada, the address of its officer and director. The telephone number is (403) 256-8228. Other than this mailing address, Anton Dist. Inc. does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. Anton Dist. Inc. pays no rent or other fees for the use of this mailing address.

Item 3.  Legal Proceedings

Anton Dist. Inc. is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of Anton Dist. Inc. and no owner of record or beneficial owner of more than 5.0% of the securities of Anton Dist Inc., or any associate of any such director, officer or security holder is a party adverse to Anton Dist. Inc. or has a material interest adverse to Anton Dist. Inc. in reference to pending litigation.

Item 4.  Submission of Matters to a Vote by Security Holders

During the year ended June 30, 2002 no matters were put before the shareholders for a vote.

     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

No public trading market exists for Anton Dist Inc.'s securities and all of its outstanding securities are restricted securities as defined in Rule
144. There were 43 shareholders of record of Anton Dist Inc.'s common stock on June 30, 2000. No dividends have been paid to date and Anton Dist Inc.'s Board of Directors does not anticipate paying dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of net cash proceeds in the amount of $16,150, from its inside capitalization funds. Consequently, Anton Dist Inc.'s balance sheet for the period of May 6, 1991 (inception) through June 30, 2000, reflects current assets of $ 55 in the form of cash, and total assets of $ 55.

Anton Dist. Inc. will carry out its plan of business as discussed above. There is no doubt that the Company will require further financing in the immediate future. Management is of the belief that having the Company's shares quoted for trading will make the raising of this additional capital easier.

Results of Operations
During the period from May 6, 1991 (inception) through June 30, 2001, Anton Dist. Inc. has engaged in no significant operations other than organizational activities and development of its business plan and mockup prototypes of the map.

After being dormant for approximately three years the Company began its acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934. The Company received no revenues during this period.

For the current fiscal year, Anton Dist. Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with development of its business plan. It will not generate revenues other than interest income, and may continue to operate at a loss after the business plan is implemented and sufficient revenues are generated.

Need for Additional Financing
Anton Dist. Inc. believes that its existing capital will not be sufficient to meet its expansion needs other than the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. The Company will need additional funds. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to Anton Dist. Inc. to allow it to cover its expenses.

Irrespective of whether Anton Dist Inc.'s cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the policy in regard to payment for consulting services. See Certain Relationships and Transactions.

Item 7.  Financial Statements

Financial Statements for the year ended June 30, 2002 follow.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the registrant's independent auditor.






Audited financial statements for the year ended June 30,
2002.  May 6, 1991   (Inception) to  June 30, 2002.





TABLE OF CONTENTS


                                                         Page

Auditor's Report                                         1

Balance Sheet                                            2

Statement of                                             3
Operations
  Periods  ended  June 30, 2002  and  2001
 and    cumulative  period  May  6,  1991
 (inception) to June 30, 2002


Statement of Cash                                        4
Flows
  Periods  ended  June 30, 2002  and  2001
 and    cumulative  period  May  6,  1991
 (inception) to June 30, 2002


Statement of Changes in Shareholders'                    5
Equity
  Periods  ended  June 30, 2002  and  2001
 and    cumulative  period  May  6,  1991
 (inception) to June 30, 2002


Notes to Financial                                       6-7
Statements


                  INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Shareholders of
Anton Dist. Inc.


We have audited the balance sheet of Anton Dist. Inc. (A Development Stage Enterprise) as of June 30, 2001 and the related statements of operations, shareholders' equity and cash flows for the period May 6, 1991 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Anton Dist. Inc. as of June 30, 2002 and the results of its operations and its cash flows for the period May 6, 1991 (inception) to June 30, 2002 in conformity with generally accepted accounting principles.



"MACCALLUM HORN"



MACCALLUM HORN
Chartered Accountants

Edmonton, Alberta
September 18, 2002



ANTON DIST. INC.
(A DEVELOPMENT STAGE
ENTERPRISE)BALANCE SHEET AS AT JUNE 30,
2002

                                                       2002         2001
A S S E T S                                            $            $

CURRENT
     Cash                                              12           55



L I A B I L I
T I E S

CURRENT
     Accounts payable and                              2,787        1,000
    accrued



S H A R E H O L D E R S'   EQ U I T Y

COMMON STOCK
      $.001 par value,
    100,000,000 shares
    authorized
     3,588,000 issued and                              3,588        636
    outstanding

PREFERRED
STOCK
     $0.001 par value, 10,000,000
    shares authorized
     None                                              -            -
    issued

ADDITIONAL PAID IN CAPITAL                             7,487        10,439

DEFICIT, accumulated during the                        -13,850      -12,020
development stage

TOTAL SHAREHOLDERS' EQUITY                             -2,775       -945

TOTAL LIABILITIES AND SHAREHOLDERS'                    12           55
EQUITY












ANTON DIST. INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
STATEMENT OF OPERATIONS
For The Periods ended June 30,
2002 and 2001 and
Cumulative Period May 6, 1991 (Inception) to June 30, 2002


                                                   May 6, 1991
                                              (Incepti on) to
                                            2002       2001     June 30,2002
                                             $          $          $

REVENUE                                      -          -          -


OPERATING EXPENSES
     Office                                  150        -          150
     Accounting and                          1,617      11,764     13,406
     legal

     Bank                                     63        231        294
     charges

                                              1,830     11,995     13,850

NET LOSS                                      -1,830    -11,995    -13,850

ACCUMULATED DEFICIT, BEGINNING OF             -12,020   -25        -
PERIOD

ACCUMULATED DEFICIT, END OF                   -13,850   -12,020    -13,850
PERIOD


BASIC AND DILUTED LOSS PER                    $(0.001)   $(0.021)
SHARE


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                       4,150,500   568,000













ANTON DIST. INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
For The Periods ended June 30, 2002
and 2001 and Cumulative Period May 6,
1991 (Inception) to June 30, 2002


                                                              May 6, 1991
                                                             (Inception) to
                                             2002       2001     June 30,2002
CASH FLOWS FROM (USED FOR) OPERATING            $         $           $

    ACTIVITIES

     Net Loss                                -1,830    -11,995     -13,850
     Common stock issued for                 -           1,000       1,000
    services
     Changes in assets and
    liabilities
          - accounts payable                  1,787      1,000       2,787
        and accrued

NET CASH USED IN OPERATING                      -43     -9,995     -10,063
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
     Issue of common                          -         10,050      10,075
    stock


NET INCREASE (DECREASE) IN                      -43         55          12
CASH

CASH, BEGINNING OF PERIOD                        55          -           -

CASH, END OF PERIOD                              12         55          12



SUPPLEMENTAL NON-CASH
FINANCING
ACTIVITIES
     Issuance of common stock                    -       1,000       1,000
    for services



ANTON DIST. INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For The Periods ended June 30, 2002
and 2001 and
Cumulative Period May 6, 1991
(Inception) to June 30, 2002



                                                    Deficit
                                                    Accumulated
                                Common  Additional  During        Total
                     Common     Stock   Paid In     Developement  Shareholders'
                     Stock      Amount  Capital     Stage         Equity
                                     $         $         $          $

Balance, May            -          -         -         -             -
6, 1991

Shares issued
for cash
May 6, 1991          25000        25         -         -             25

Net Loss                -          -         -       -25            -25

Balance,
June 30, 1992        25000        25         -       -25              -
1999

Stock split         475000       475      -475       -                -

Balance,
June 30,            500000       500      -475       -25              -
2000

Shares issued       131000       131      9919        -           10,050
for cash

Shares issued        5,000         5       995        -            1,000
for service

Net Loss                -          -         -      -11,995      -11,995

Balance,
June 30, 2001       636000       636    10,439      -12,020         -945

Stock split         4452000     4452    -4,452        -             -

Shares             -1500000   -1,500     1,500        -             -
cancelled

Net Loss              -           -         -         -1,830        -1,830

                    3588000    3,588     7,487       -13,850        -2,775



ANTON DIST. INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30,2002



1. ORGANIZATION

   Anton  Dist.  Inc.  (the company) is  a  development  stage
  company.   The  company was organized  under  the  laws  of
  Montana  on  May  6, 1991.  The company's  only  activities
  have   been   organizational  directed  at  acquiring   its
  principal   assets,   raising  its  initial   capital   and
  developing  its  business plan.  The  financial  statements
  are   presented  in  U.S.  dollars  and  are  prepared   in
  accordance   with   U.S.  generally   accepted   accounting
  principles.






2. SUMMARY OF SIGNIFICANT POLICIES

   a)  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires
     management  to  make  estimates  and  assumptions   that
     affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the
     financial   statements  and  the  reported  amounts   of
     revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.





   b)  Basis and Diluted Loss Per Share

       Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common
     stock  outstanding  during the year.   Diluted  earnings
     per  share  reflects the potential dilution  that  could
     occur  upon  exercise of options or  warrants.   As  the
     company has not issued any dilution instruments, the basic and diluted loss per share amounts are the same for the period.





   c)  Cash and Cash Equivalents

       Cash and cash equivalents includes cash on hand and cash deposited in financial institutions. The company considers all highly liquid investments with original
     maturities   of  three  months  or  less  to   be   cash
     equivalents.



   d)  Financial Instruments

       The carrying amounts of cash, accounts payable and accruals approximate fair market value because of the short term maturity of these items.


   e)  Organizational and Development Costs

 All organizational and development costs are expensed as accrued.



ANTON DIST. INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30,2002


3. COMMON STOCK

   On May 6, 1991, the company issued 25,000 common stock to the founders in exchange for $25 cash.

   On May 15, 2000, the company restated its articles of incorportion to authorize 100,000,000 shares of $0.001 par
  value  common stock and 10,000,000 shares of   $0.0001  par
  value preferred stock. On May 15, 2000, the Board of Directors authorized that the common shares of the company be split 20 common shares for every 1 common share. During 2000, the company issued 131,000 common stock for $10,050 cash and issued 5,000 common stock for $1,000 in regards to the services rendered.





   On November 5, 2001, the Board of Directors authorized that the common shares of the company be split 8 common shares for every 1 common share. On November 15, 2001, 1,500,000 shares were returned to the corporation and were cancelled at that time.




4. RELATED PARTY TRANSACTIONS

   Included  in  accounts payable is $1,787 that was  advanced
  by  a  shareholder  and director of the  corporation.   The
  amount is non interest bearing with no set terms of repayment.







     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The directors and executive officers currently serving Anton Dist. Inc. are as follows:

Name                              Age       Positions Held and Tenure

Kenneth Larsen                     74
                                             Director and President
                                             since May, 1991

The director named above will serve until the first annual meeting of Anton Dist Inc.'s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the sole director and officer of Anton Dist. Inc. and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The sole director and officer of Anton Dist. Inc. will devote his time to Anton Dist Inc.'s affairs on an as needed basis. As a result, the actual amount of time that he will devote to Anton Dist Inc.'s affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Mr. Kenneth T. Larsen has been an officer and director of Anton Dist. Inc. since the Company's inception on May 6, 1991. From August 1983 to the present he has served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies. His duties there include hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance.

From June 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories. His duties there were to hire and train all sales staff and design and maintain all software and network installations.

Mr. Larsen graduated with honors from the Canadian Investment Funds Institute and the Dale Carnegie sales course.


Indemnification of Officers and Directors

As permitted by Montana law, Anton Dist Inc.'s Articles of Incorporation provide that Anton Dist. Inc. will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling Anton Dist. Inc.

Pursuant to the foregoing provisions, Anton Dist. Inc. has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Montana Business Corporation Act, Anton Dist Inc.'s Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Montana Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any directors liability under federal or applicable state securities laws.

Conflicts of Interest

The sole officer and director of Anton Dist. Inc. will not devote more than a portion of his time to the affairs of. There will be occasions when the time requirements of Anton Dist Inc.'s business conflict with the demands of his other business and investment activities. Such conflicts may require that Anton Dist. Inc. attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to Anton Dist. Inc.

Anton Dist Inc.'s President may elect, in the future, to form one or more additional blind pools or blank check companies with a business plan similar or identical to that of Anton Dist. Inc. Any such additional blind pool or blank check companies would also be in direct competition with Anton Dist. Inc. for available business opportunities.

There is no procedure in place that would allow Mr. Larsen to resolve potential conflicts in an arms-length fashion. Accordingly, he will be required to use his discretion to resolve them in a manner that he considers appropriate. Anton Dist Inc.'s sole officer and director may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.

It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by Anton Dist Inc.'s officer and director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Anton Dist Inc.'s sole officer and director to acquire his shares creates a potential conflict of interest for him in satisfying his fiduciary duties to Anton Dist. Inc. and its other shareholders. Even though such a sale could result in a substantial profit to him he would be legally required to make the decision based upon the best interests of Anton Dist. Inc. and Anton Dist Inc.'s other shareholders, rather than his own personal pecuniary benefit.

Item 10.  Executive Compensation

At inception of Anton Dist Inc., its sole Director, Kenneth Larsen received 17,500 shares of Common Stock valued at 0.02 per share in consideration of pre-incorporation services rendered and monies expended to Anton Dist. Inc. These services related to investigating and developing Anton Dist Inc.'s proposed business plan and capital structure, the capital outlay concerned with the completion of the incorporation and organization. On January 31, 2000, the Company re-stated its Articles of Incorporation, changed its capital structure to 100,000,000 common and 10,000,000 preferred shares and effected a 20 - 1 forward split of the issued and outstanding stock.

No officer or director has received any other remuneration. Although there is no current plan in existence, it is possible that Anton Dist. Inc. will adopt a plan to pay or accrue compensation to its sole officer and director for services related to seeking business opportunities and completing a merger or acquisition transaction. See Certain Relationships and Related Transactions. Anton Dist. Inc. has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this registration statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of Anton Dist. Inc. Also included are the shares held by all executive officers and directors as a group.





                         Number of                         Percentage of
Name and Address         Shares Owned         Class
                                              Owned        Shares Owned

Kenneth Larsen
16125 Shawbrooke
Road, SW, Calgary,
Alberta T2Y 3B3
Canada                       500,000*         Common            78.62


All directors and executive
officers as a group
(1 person)                   500,000          Common            78.62


The person listed is the sole officer and director of Anton Dist. Inc.

*Kenneth Larsen received 25,000 shares for monies expended for the organization and incorporation of the registrant. The shares were issued at a deemed price of $ 0.01 per share for a total of $250. On January 31, 2000 Anton Dist. Inc. amended and restated its Articles of Incorporation and affected a 20 -1 forward split.

**These three individuals each subscribed for 2,500 shares of common stock at a price of $.10 per share at inception. The amounts shown reflect the 20 - 1 forward split.

Item 12. Certain Relationships And Related Transactions

Prior to the date of this registration statement, Anton Dist. Inc. issued to its Officer and Director, and to other shareholders, a total of 681,250 shares of Common Stock for a total of $16,150 in cash and services. Certificates evidencing the Common Stock issued by Anton Dist. Inc. to these persons have all been stamped with a restrictive legend, and are
subject to stop transfer orders.   For additional information concerning
restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such common stock.

No officer, director, promoter, or affiliate of Anton Dist. Inc. has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by Anton Dist. Inc. through security holdings, contracts, options, or otherwise.

Although there is no current plan in existence, it is possible that Anton Dist. Inc. will adopt a plan to pay or accrue compensation to its sole Officer and Director for services related to seeking business opportunities and completing a merger or acquisition transaction.

Anton Dist. Inc. maintains a mailing address at the office of its President, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that Anton Dist. Inc. will establish and maintain an office sometime after sales of licenses commence.

Item 13.  Exhibits and Forms on Form 8K

No reports on Form 8K were submitted during the period covered by this
report on Form 10KSB.   Subsequent to the period covered by this report,
on September 12, 2002, the registrant file a report of Form 8K with the commission detailing the following occurrences in the affairs of the
Company:

a) On November 5, 2001 the Board of Directors authorized an 8 - 1 forward split of the common stock;
b) On November 15, 2001 the president of the registrant, Kenneth Larsen returned to the Company and voted to cancel, 1,500,000 shares of his common stock;
c) The resignation September 5, 2002 of Dawn Pacina, director and Secretary Treasurer and the appointment of Lance, Larsen to the vacated position on the board of directors and to the vacated office.
d) The gifting of 575,000 shares of common stock by Kenneth Larsen to members of his family.

The complete report on Form 8K is attached to this document as Exhibit 20.1

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2002.

ANTON DIST. INC.

By:  /S/ Kenneth Larsen
         Kenneth Larsen, President

By:  /S/ Lance Larsen
         Lance Larsen Secretary/Treasurer






EXHIBIT 20.1








                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 8-K


                                 CURRENT REPORT
     Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934


        Date of report (Date of earliest event reported) August 20, 2001
                                 --------------

                                ANTON DIST. INC.
                 (Name of Small Business issuer in its charter)


MONTANA                             000-33057               84 -136550
(State or other jurisdiction of   (Commission File No.)    (IRS Employer
incorporation or organization)                           Identification No.)


                 16125 Shawbrooke Road, SW, Calgary, AB T2Y 3B3
                    (Address of principal executive offices)

                                 (403) 256-6730
                         (Registrant's telephone number)
                            -------------------------


Item 5. Other events.

  1. On November 5, 2001 the Board of Directors authorized an 8 - 1 forward split of the registrants common stock bringing the total issued and outstanding shares to 5,088,000. A copy of the Written Consent of All the Directors concerning this action is attached as Exhibit 99.1 of this filing.
2.   On November 15, 2001, the President of the registrant, Kenneth
Larsen returned and voted to cancel 1,500,000 shares of his common stock, reducing his shareholdings to 2,500,000. A copy of the Written Consent By All the Directors is attached as Exhibit 99.2 of this filing.
3. On September 7, 2002, Kenneth Larsen, President and major shareholder of the registrant made a gift of 575,000 shares of his common stock to members of his family, including children, grandchildren and other close relatives. The names, addresses and amounts are as follows:

     NAME           ADDRESS             AMOUNT GIFTED           RELATIONSHIP

Kevin Winkler            75 Midlake Place, SE          50,000    Son-in-law
                          Calgary, AB T2X 1J2

Todd Larsen              156 Mount Robson Circle, SE   50,000    Son
                         Calgary, AB T2Z 2Z1

Randy Larsen             17 Reeves Crescent            50,000    Son
                         Red Deer, AB T4P 2Z4

Karen Larsen             318 Deer Point Gardens        50,000    Daughter
                         SE  Calgary,AB

Sheryl Frances Cousineau #254-16 Midlake Boulevard     25,000    Niece
                         Calgary, AB T2X 2X7

Debbie Cousineau         87 Oxford Street              25,000    Sister
                         Woodstock, ON N4S 5A4

Frederick Fitzgerald     87 Oxford Street              25,000    Brother-in law
                         Woodstock, ON N4S 5A4

Logan B. Moore           75 Midlake Place, SE          25,000    Grandchild
                         Calgary, AB T2X 1J2

Ryan K.P. Moore          75 Midlake Place, SE          25,000    Grandchild
                         Calgary, AB T2X 1J2

Kevin Winkler C/F        75 Midlake Place, Se          25,000    Grandchild
Jewell M. Winkler (Age 10)Calgary, AB T2X 1J2

Donna Larsen C/F         156 Mount Robson Circle       25,000    Grandchild
Zachary T. Larsen (Age 12)    Calgary, AB T2Z 2Z1

Donna Larsen C/F         156 Mount Robson Circle       25,000    Grandchild
Benjamin S. Larsen (Age 9)    Calgary, AB T2Z 2Z1


Donna Larsen C/F         156 Mount Robson Circle       25,000    Grandchild
Sarah M. Larsen (Age 7)  Calgary, AB T2Z 2Z1

Donna Larsen C/F         156 Mount Robson Circle       25,000    Grandchild
Hannah R. Larsen (Age 3) Calgary, AB T2Z2 Z1

Penny Larsen C/F         17 Reeves Crescent            25,000    Grandchild
Aaron T. Larsen (Age 14) Red Deer, AB T4P 2Z4

Penny Larsen C/F         17 Reeves Crescent            25,000    Grandchild
Sydney A. Larsen (Age 12)     Red Deer, AB T4P 2Z4

Penny Larsen C/F         17 Reeves Crescent            25,000    Grandchild
Liam K. Larsen (Age 9)   Red Deer, AB T4P 2Z4

Karen Larsen C/F         318N Deer Point Gardens, SE   25,000    Grandchild
Kalen  L.R. Larsen (Age 16)  Calgary, AB T4Y 3X9

Karen Larsen C/F         318 N Deer Point Gardens, SE  25,000    Grandchild
Devi L. Larsen (Age 11)   Calgary, AB T4Y 3X9

All of the above gifted shares will be restricted under Section 4(2) of the Act and certificates representing these shares will bear the appropriate restrictive legend.

Item 6.  Resignation of Registrant's Directors.

On September 5, 2002 the Board of Directors of the registrant accepted the resignation of Dawn Pacina, a director and Secretary/Treasurer.

Subsequent to the above resignation, on September 5, 2002 Lance Larsen was appointed as a director until the next general meeting of stockholders or until otherwise removed. Lance Larsen was also appointed Secretary/Treasurer.

Lance Larsen is the son of Kenneth Larsen, the registrant's President. He purchased 500,000 shares of his fathers stock on September 5, 2002 at a price of $0.01 per share for a total of $5,000. These shares will be subject to a one-year restriction under section 4(2)and regulation S of the act and the certificates will bear an appropriate restrictive legend.

Item 7. (c) Exhibits

     Exhibit             Description

     99.1      Written Consent to Action Without Meeting of All of the
               Directors re:       Forward stock split.

     99.2      Written Consent of Action Without Meeting of All of the
               Directors re:       Cancellation of Shares




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


          ANTON DIST. INC.

/S/ Kenneth Larsen
    Kenneth Larsen, President


/s/ Lance Larsen, Secretary/Treasurer



Date   September 12, 2002





                                  EXHIBIT 99.1


                    WRITTEN CONSENT TO ACTION WITHOUT MEETING
                             OF ALL OF THE DIRECTORS
                            CONCERNING FORWARD SPLIT


The undersigned, being all the/sole Director(s) of Anton Dist. Inc. a Montana corporation, pursuant to the Bylaws of the Corporation, hereby consent( s ) to the following action, without a meeting, and waive(s) notice or other meeting requirements
WHEREAS:
A
The directors consider it in the best interests of the Corporation to approve a 8 for 1 stock split of the outstanding shares of the Corporation's common stock to be effected by a dividend to each of the Corporation's shareholders of additional share(s) of common stock for each one share held.
RESOLVED THAT:

1.
The Corporation issue to each of the shareholders of the Corporation of record on November 6, 2001 a total of 8 share(s) of the Corporation's common stock for each outstanding share of the Corporation's common stock held by each shareholder. Each share will be deemed to be a validly issued, fully paid and non-assessable share of the Corporation's common stock.
2
Any one director or officer of the Corporation, is hereby authorized to take all acts required to give effect to these resolutions and to instruct the Corporation's transfer agent to issue the required share certificates to give effect to these resolutions.
Dated as of the 5TH day of November, 2001

/s/ Dawn Pacina
       Dawn Pacina
Secretary of the Board:


APPROVAL:

The undersigned, being all the Directors of Anton Dist. Inc Inc waives the required notice of meeting and consents to all actions taken hereby.



  /S/ Kenneth Larsen                    /S/ Dawn Pacina

Kenneth Larsen, Director and President             Dawn Pacina, Director
                                                   and Secretary





                    WRITTEN CONSENT TO ACTION WITHOUT MEETING
                           OF ALL OF THE DIRECTORS OF
                                ANTON DIST. INC.
                              A MONTANA CORPORATION






                                  EXHIBIT 99.2



                         WRITTEN CONSENT WITHOUT MEETING
                           OF ALL OF THE DIRECTORS Re:
                             CANCELLATION OF SHARES
                        WRITTEN CONSENT TO ACTION WITHOUT
                          MEETING OF ALL THE DIRECTORS
                               OF ANTON DIST. INC.
                              A MONTANA CORPORATION

           The undersigned , being all the Directors of Anton Dist. Inc. a
Montana    corporation, pursuant to the company's Bylaws of the Corporation, hereby consents to The following action without a meeting, and waives notice or other meeting requirements.

WHEREAS:

      The directors of the corporation considers it in the best interest of the corporation for Kenneth Larsen, President of the corporation to gift back 1.5 million of his personal common shares to the corporation for cancellation.

RESOLVED THAT:

    1. The Corporation of record November 15, 2001 does hereby accept 1.5 million common shares of the company owned by Kenneth Larsen. These shares will be cancelled and stricken from the share registry of the Corporation as of today's date.

Dated this 15th day of November, 2001

/S/ Dawn Pacina
     Dawn Pacina, Secretary

Approval: the undersigned being all the directors of the corporation consents to all actions taken hereby.


/S/ Kenneth Larsen                                        /S/ Dawn Pacina
     Kenneth Larsen, director and President                Dawn Pacina, director
                                                           and Secretary