Form 10KSB/A
period 2002-06-30
ANTON DIST INC
filed 2002-10-25
CIK 1109744

U.S. Securities and Exchange Commission
        Washington, DC 20549

                  FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2002

               Commission File No.0 - 33057

                       ANTON DIST. INC.
                 16125 Shawbrooke RD. SE
                     CAlgary,AB T2Y 3B3

MONTANA                                     84 - 1365550
(State or other jurisdiction of          (IRS Employer
incorporation or organization)             ID Number)

16125 Shawbrooke RD.
(Address of principal executive office) (Zip code)

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


TABLE OF CONTENTS

FORM 10K SB ANNUAL REPORT

ANTON DIST. INC.

PART I
ITEM                                                          PAGE

Item 1      Description of Business.......................................1
Item 2      Description of Property.................................... ..2
Item 3      Legal Proceedings.............................................3
Item 4      Submission of Matters to a Vote of
                Security Shareholders.....................................3

PART II

Item 5        Market for the Registrant's Common Equity and
                  Related Stockholder Matters.............................3
Item 6        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........3
Item 7        Financial Statements........................................5
Item 8        Changes in and Disagreements on
                  Accounting and Financial Disclosure....................10

PART III

Item 9        Directors, Executive Officers, Promoters
                  and Control persons, Compliance with Section
                  16(a) of the Exchange Act..............................10
Item 10       Executive Compensation................................. ...12
Item 11       Security Ownership of Certain
                   Beneficial Owners and Management......................13
Item 12       Certain Relationships and Related
                   Transactions..........................................14
Item 13       Exhibits and Reports on Form 8-K........................ ..14

                   Signatures............................................15







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

The Map

The map is designed to be very tourist-friendly.
- - The closed cover of the map has an attractive picture of the city.
- - Inside, the map shows tourist attractions and places of interest and where pertinent, telephone numbers for reservations.
- - Shows exactly where the buses and subways run.
- - Has all the golf courses shown in green, with the phone numbers right on the green part.
- - All the hospitals are shown with the phone numbers.
- - A complete list of all emergency numbers

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


Item 2. Description of Property

Anton Dist. Inc. currently maintains a mailing address at 16125 Shawbrooke Road, SW Calgary, Alberta T2Y 3B3 Canada, the address of its officer and director. The telephone number is (403) 256-6730. Other than this mailing address, Anton Dist. Inc. does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. Anton Dist. Inc. pays no rent or other fees for the use of this mailing address.

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







PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The directors and executive officers currently serving Anton Dist. Inc. are as follows:

Name                 Age                     Positions Held and Tenure

Kenneth Larsen       74                       Director and President
                                               since May, 1991

Dawn Pacina          40               Director, Secretary and Treasurer
                                         Since November, 2001

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

The directors and officers of Anton Dist. Inc. will devote his time to Anton Dist Inc.'s affairs on an as needed basis. As a result, the actual amount of time that he will devote to Anton Dist Inc.'s affairs is unknown and is likely to vary substantially from month to month.

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

Ms. Dawn Pacina, has been a Director and Officer of Anton Dist. Inc. since November of 2001. Prior to her directorship with the company Ms. Pacina was and still is president and sole shareholder of Franca Holdings Ltd. a company that provides consulting services in the area of Sales and marketing.

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

Anton Dist Inc.'s President may elect, in the future, to form one or more additional companies with a business plan similar or identical to that of Anton Dist. Inc. Any such additional companies could also be in direct competition with Anton Dist. Inc. for available business opportunities. There is no procedure in place that would allow Mr. Larsen to resolve potential conflicts in an arms-length fashion. Accordingly, he will be required to use his discretion to resolve them in a manner that he considers appropriate. Anton Dist Inc.'s sole officer and director may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.

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

Item 10. Executive Compensation

At inception of Anton Dist Inc., its sole Director, Kenneth Larsen received 25,000 shares of Common Stock valued at 0.02 per share in consideration of pre-incorporation services rendered and monies expended to Anton Dist. Inc. These services related to investigating and developing Anton Dist Inc.'s proposed business plan and capital structure, the capital outlay concerned with the completion of the incorporation and organization. On January 31, 2000, the Company re-stated its Articles of Incorporation, changed its capital structure to 100,000,000 common and 10,000,000 preferred shares and effected a 20 - 1 forward split of the issued and outstanding stock.

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




                         Number of                         Percentage of
Name and Address         Shares Owned         Class
                                              Owned        Shares Owned

Kenneth Larsen
16125 Shawbrooke
Road, SW, Calgary,
Alberta T2Y 3B3
Canada                    2,500,000*          Common               69.67


All directors and executive
officers as a group
(1 person) 2,500,000 Common



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