Form 10QSB
period 2002-09-30
ANTON DIST INC
filed 2002-11-18
CIK 1109744

United States
                   Securities and Exchange Commission
                          Washington, DC 20549

                               FORM 10Q SB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

                            ANTON DIST. INC.







                          FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS PERIOD
                        ENDED SEPTEMBER 30, 2002
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET
                        AS AT SEPTEMBER 30, 2002
                        (PREPARED BY MANAGEMENT)

                                 ASSETS


CURRENT ASSETS                                        $            0

TOTAL ASSETS                                                       0


                  LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                            3,325

TOTAL CURRENT LIABILITIES                                      3,325

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 3,588,000 SHARES
            ISSUED AND OUTSTANDING                             3,588

     PREFERRED STOCK, $0.001 PAR
     VALUE; NONE ISSUED

     ADDITIONAL PAID IN CAPITAL                                7,487

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                                   (14,400)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (   3325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $              0



                           SEE ATTACHED NOTES
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTH PERIODS
                    ENDED SEPTEMBER 30, 2002 AND 2001
                        (PREPARED BY MANAGEMENT)



                                                  2002      2001

REVENUES                                       $     0      $  0
OPERATING EXPENSES
   FILING FEES                                     200       150
   LEGAL AND AUDIT                                 300       500
   OFFICE EXPENSE                                   50        20

TOTAL OPERATING EXPENSES                           550       670

NET  (LOSS)  FOR  THE PERIOD                   $  (550)   $  670

NET (LOSS) PER SHARE                           $  0.00    $ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    3,588,000    636,000















                           SEE ATTACHED NOTES
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTH PERIODS
                    ENDED SEPTEMBER 30, 2002 AND 2001
                        (PREPARED BY MANAGEMENT)

                                                      2002       2001

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD                         $  (   550) $ (  670)
     LESS NON-CASH WORKING CAPITAL ITEMS
 NET INCREASE IN ACCOUNTS PAYABLE                       538       670

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES    (     12)        0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                 0         0

CASH  FLOWS  FROM  (TO)  INVESTING  ACTIVITIES            0         0

NET INCREASE (DECREASE) IN CASH                         (12)        0

CASH   BEGINNING   OF   PERIOD                           55        55

CASH  END  OF  PERIOD                                     0        55



















                           SEE ATTACHED NOTES
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2002 financial statements of Anton Dist. Inc. ("Registrant").

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $2,965.00


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

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2002 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

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

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

     A report on form 8K was filed with the SEC on September 12, 2002 that outlined some changes in the issued and outstanding capital of the registrant. A copy of the Form 8K is attached to this filing as
     Exhibit 20.1




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated November 15, 2002            /S/ Kenneth Larsen
                              Kenneth Larsen, President and Director







                              EXHIBIT 20.1



                            REPORT ON FORM 8K
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 8-K


                             CURRENT REPORT
 Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934


    Date of report (Date of earliest event reported) August 20, 2001
                             --------------

                            ANTON DIST. INC.
             (Name of Small Business issuer in its charter)


                   MONTANA                        000-33057
84 - 136550
     (State or other jurisdiction of            (Commission File No.)
(IRS Employer Identification No.)
      incorporation or organization)


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

     NAME           ADDRESS             AMOUNT GIFTED  RELATIONSHIP

Kevin Winkler            75 Midlake Place, SE               50,000
Son-in-law
                    Calgary, AB T2X 1J2

Todd Larsen              156 Mount Robson Circle, SE   50,000
Son
                    Calgary, AB T2Z 2Z1

Randy Larsen             17 Reeves Crescent            50,000
Son
                    Red Deer, AB T4P 2Z4

Karen Larsen             318N Deer Point Gardens       50,000
Daughter

Sheryl Frances Cousineau #254 - 16 Midlake Boulevard        25,000
niece
                    Calgary, AB T4X 1Y2

Debbie Cousineau         87 Oxford Street              25,000
Sister
                    Woodstock, ON N4S 5A4

Frederick Fitzgerald          87 Oxford Street              25,000
Brother-in law
                    Woodstock, ON N4S 5A4

Logan B. Moore      75 Midlake Place, SE               25,000
Grandchild
                    Calgary, AB T2X 1J2

Ryan K.P. Moore          75 Midlake Place, SE               25,000
Grandchild
                    Calgary, AB T2X 1J2

Kevin Winkler C/F        75 Midlake Place, Se               25,000
Grandchild
Jewell M. Winkler (Age 10)    Calgary, AB T2X 1J2

Donna Larsen C/F         156 Mount Robson Circle       25,000
Grandchild
Zachary T. Larsen (Age 12)    Calgary, AB T2Z 2Z1

Donna Larsen C/F         156 Mount Robson Circle       25,000
Grandchild
Benjamin S. Larsen (Age 9)    Calgary, AB T2Z 2Z1


Donna Larsen C/F         156 Mount Robson Circle       25,000
Grandchild
Sarah M. Larsen (Age 7)  Calgary, AB T2Z 2Z1

Donna Larsen C/F         156 Mount Robson Circle       25,000
Grandchild
Hannah R. Larsen (Age 3) Calgary, AB T2Z2 Z1

Penny Larsen C/F         17 Reeves Crescent            25,000
Grandchild
Aaron T. Larsen (Age 14) Red Deer, AB T4P 2Z4

Penny Larsen C/F         17 Reeves Crescent            25,000
Grandchild
Sydney A. Larsen (Age 12)     Red Deer, AB T4P 2Z4

Penny Larsen C/F         17 Reeves Crescent            25,000
Grandchild
Liam K. Larsen (Age 9)   Red Deer, AB T4P 2Z4

Karen Larsen C/F         318N Deer Point Gardens, SE   25,000
Grandchild
Kalen  L.R. Larsen (Age 16)  Calgary, AB T4Y 3X9

Karen Larsen C/F         318 N Deer Point Gardens, SE  25,000
Grandchild
Devi L. Larsen (Age 9)   Calgary, AB T4Y 3X9

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

Lance Larsen is the son of Kenneth Larsen, the registrant's President. He purchased 500,000 shares of his father's stock on September 5, 2002 at a price of $0.01 per share for a total of $5,000. These shares will be subject to a one-year restriction under section 4(2) and Regulation S of the Act and the certificates will bear an appropriate restrictive legend.

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

               /S/ Lance Larsen
                     Lance Larsen, Secretary/Treasurer



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

S/S Dawn Pacina
       Dawn Pacina
Secretary of the Board:


APPROVAL:

The undersigned, being alI of the Directors of Anton Dist. Inc waives the required notice of meeting and consents to all actions taken hereby.



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