Form 10QSB
period 2002-12-31
ANTON DIST INC
filed 2003-03-07
CIK 1109744

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10Q SB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2002

         [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                               EXCHANGE ACT

                     Commission file Number 0 - 30915

                             ANTON DIST. INC.

      Exact name of small business issuer as specified in its charter

Montana                                  84 - 1365550
State or other jurisdiction of             I.R.S. Employer
incorporation or organization)            Identification  Number

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


PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

                            ANTON DIST. INC.







                          FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS PERIOD
                         ENDED DECEMBER 31, 2002
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET
                         AS AT DECEMBER 31, 2002
                        (PREPARED BY MANAGEMENT)

                                 ASSETS


CURRENT ASSETS                                        $            0

TOTAL ASSETS                                                       0


                  LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                            3,825

TOTAL CURRENT LIABILITIES                                      3,825

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 3,588,000 SHARES
            ISSUED AND OUTSTANDING                             3,588

     PREFERRED STOCK, $0.001 PAR
     VALUE; NONE ISSUED

     ADDITIONAL PAID IN CAPITAL                                7,487

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                                   (14,900)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (   3825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $              0



                           SEE ATTACHED NOTES
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTH PERIODS
                    ENDED DECEMBER 31, 2002 AND 2001
                        (PREPARED BY MANAGEMENT)

                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                   DECEMBER 31      DECEMBER 31
                                   2002 2001           2002    2001

REVENUES                            $ 0  $ 0           $ 0       $0
OPERATING EXPENSES
      FILING   FEES                 200    0             400    150
    LEGAL  AND  AUDIT               300  500             600  1,000
      OFFICE   EXPENSE                0    0              50     32

TOTAL OPERATING EXPENSES            500  500          (1,050) 1,182

NET   (LOSS)   FOR   THE   PERIOD  (500)(500)        $(1,050)(1,182)

NET (LOSS) PER SHARE              (0.00)(0.00)         (0.00) (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON   SHARES OUTSTANDING     3588000 636000       3588000  636000















                           SEE ATTACHED NOTES
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTH PERIODS
                    ENDED DECEMBER 31, 2002 AND 2001
                        (PREPARED BY MANAGEMENT)

                                                      2002       2001

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD                        $  ( 1,050)  $ ( 1,182)
     LESS NON-CASH WORKING CAPITAL ITEMS
               NET INCREASE IN ACCOUNTS PAYABLE      1,038       1,170

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES     (  12)       (  12)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES               0            0

CASH  FLOWS  FROM  (TO) INVESTING  ACTIVITIES           0            0

NET INCREASE (DECREASE) IN CASH                      ( 12)        ( 12)

CASH   BEGINNING  OF   PERIOD                          12           55

CASH  END  OF  PERIOD                             $     0       $   43



















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

NOTE 2 - RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $3,825.00


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

ANTON DIST INC.

Dated March 6, 2003           /S/ Kenneth Larsen
                              Kenneth Larsen, President and Director