Form 10QSB
period 2003-03-31
ANTON DIST INC
filed 2003-06-10
CIK 1109744

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

FINANCIAL INFORMATION

Item 1.     Financial Statements.

                        ANTON DIST. INC.







                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTH  PERIODS
                      ENDED MARCH 31, 2003
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                      AS AT MARCH 31, 2003
                    (PREPARED BY MANAGEMENT)

                             ASSETS


CURRENT ASSETS                                               0

TOTAL ASSETS                                                 0


              LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                     3,825

TOTAL CURRENT LIABILITIES                               3,825

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 3,588,000 SHARES
     ISSUED AND OUTSTANDING                             3,588

     PREFERRED STOCK, $0.001 PAR
     VALUE; NONE ISSUED

ADDITIONAL PAID IN CAPITAL                              7,487

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                            (14,900)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (   3,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $       0



                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH AND NINE MONTH PERIODS
                      ENDED MARCH 31, 2003
                    (PREPARED BY MANAGEMENT)


                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                            MARCH 31               MARCH 31
                                          2003   2002         2003     2002

REVENUES                           $        0 $    0       $     0   $   0

OPERATING EXPENSES
   FILING FEES                              0    100           400     250
   LEGAL AND AUDIT                          0    200           600   1,200
    OFFICE  EXPENSE                         0      0            50      32

TOTAL OPERATING EXPENSES                    0    300         1,050   1,482

NET  (LOSS)  FOR THE PERIOD             $(  0)  (300)       (1,050) (1,482)

NET (LOSS) PER SHARE                 $  (0.00) (0.00)        (0.00)  (0.00)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
OUTSTANDING                         3588000   5088000     3588000   5088000















                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF CASH FLOWS
         FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2003
                    (PREPARED BY MANAGEMENT)


                                                  2003      2002

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD                       $ (1,050) $ (1,482)
     LESS NON-CASH WORKING CAPITAL ITEMS
     NET INCREASE IN ACCOUNTS PAYABLE             1,038     1,427

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES    ( 12)  (    55)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES             0         0

CASH  FLOWS  FROM (TO) INVESTING ACTIVITIES           0         0

NET INCREASE (DECREASE) IN CASH                   (  12)    (  55)

CASH  BEGINNING  OF  PERIOD                          12        55

CASH END OF PERIOD                            $       0   $     0

















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


NOTE 3 - CHANGE IN ISSUED AND OUTSTANDING STOCK

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

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2003 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6    Exhibits and Reports on  Form 8K

                                        None
The Company filed a F
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated May 15, 2002            /S/ Kenneth Larsen
                     Kenneth Larsen, President and Director

                         /S/ Lance Larsen
                Lance Larsen, Secretary, Treasurer and Director