Form 10KSB
period 2003-06-30
ANTON DIST INC
filed 2003-10-10
CIK 1109744

U.S. Securities and Exchange Commission
                           Washington, DC 20549

                               FORM 10 K SB

 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                  For the fiscal year ended June 30, 2003

                       Commission File No.0 - 33057

                             ANTON DIST.  INC.
      MONTANA                                       84 - 1365550
 (State or other jurisdiction of             (IRS Employer
incorporation or organization)                  ID Number)

16125 Shawbrooke Road, SW, Calgary, Alberta, Canada  T2Y 3B3
     (Address of principal executive office)       (Zip code)

              Issuer's telephone number:      (403) 256-6730

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g)of the Exchange Act:COMMON STOCK

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

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date
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





                             TABLE OF CONTENTS

                         FORM 10K SB ANNUAL REPORT

                             ANTON DIST. INC.

PART I
          ITEM                                              PAGE

  Item   1       Description of Business  ......................1
  Item   2       Description of Property........................2
  Item   3       Legal Proceedings..............................3
  Item   4       Submission of Matters to a Vote of Security
                 Shareholders...................................3

PART II

  Item   5       Market for the Registrant's Common Equity
                 and Related Stockholder Matters................3
  Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations..3
  Item   7       Financial Statements...........................5
  Item   8       Changes in and Disagreements on Accounting
                 and Financial Disclosure......................10

PART III

  Item 9 Directors, Executive Officers, Promoters and Control persons, Compliance with Section 16(a)
                 of the Exchange Act...........................10
  Item 10        Executive Compensation........................12
  Item 11        Security Ownership of Certain Beneficial
                 Owners and Management.........................13
  Item 12        Certain Relationships and Related
                 Transactions..................................17
  Item 13        Exhibits and Reports on Form 8-K............  14

          Signatures...........................................15
     PART I

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

Licensing will be done on a city-by-city basis with the Company receiving a license fee and a royalty on sales. Final determination of the fees would be made using population figures and tourist activities. In some cases cities would be subdivided if that is deemed necessary. New York and Los Angeles, for instance might produce a cost that would be prohibitive without breaking up the territory. Marketing assistance would be provided to the licensee and printing would be handled by one or more printers who would be able to provide lower costs due to volume purchases.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of net cash proceeds in the amount of $16,150, from its inside capitalization funds. Consequently, Anton Dist Inc.'s balance sheet for the period of May 6, 1991 (inception) through June 30, 2003, reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

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

For the current fiscal year, Anton Dist. Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with development of its business plan. It will not generate revenues and may continue to operate at a loss after the business plan is implemented and sufficient revenues are generated.

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

Item 7.  Financial Statements

Financial Statements for the year ended June 30, 2003 follow.










                             ANTON DIST. INC.


                        AUDITED FINANCIAL STATEMENTS


                       AS AT JUNE 30, 2003 AND 2002
                             ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                           FINANCIAL STATEMENTS

TABLE OF CONTENTS



ITEM PAGE

Report of Certified Public Accountant.....................     7


Balance Sheets as at June 30, 2003 and 2002.................   8


Statements of Operations for the periods ended
June 30, 2003 and 2002 and for the cumulative period
May 6, 1991 (Inception) Through June 30, 2002 .................9


Statement of Stockholders' Equity (Deficit) for the period
May 6, 1991 (Inception) Through June 30, 2003         ......  10


Statements of Cash Flows for the periods ended
June 30, 2003 and 2002 and cumulative period
May 6, 1991 (Inception) Through June 30, 2003..........       11


Notes to Financial Statements.........                        12
















                         Janet Loss, C.P.A., P.C.
                        Certified Public Accountant
                      1780 South Bellaire, Suite 315
                          Denver, Colorado 80210
                              (303) 782-0878

                       INDEPENDENT AUDITOR'S REPORT
Board of Directors
Anton Dist. Inc.
12125 Shawbrooke Road, SW
Calgary, AB T4Y 3B3 Canada


I have audited the accompanying Balance Sheets of Anton Dist Inc. (A Development Stage Enterprise) as of June 30, 2003and 2002 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended June 30, 2003 and 2002 and for the period May 6, 1991 (Inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anton Dist. Inc. (a development stage enterprise) as of June 30, 2003 and 2002 and the results of its operations and changes in its cash flows for the period May 6, 1991 (Inception) through June 30, 2003, in conformity with generally accepted accounting principles.

/s/Janet Loss
Janet Loss, C.P.A., P.C.

October 9, 2003




                             ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEETS
                       AS AT JUNE 30, 2003 AND 2002

                                                 ASSETS

                                             2003      2002

CURRENT ASSETS                                          $12
                                             --------------
TOTAL ASSETS                                            $12
                                             --------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                        4,175    2,787
                                             --------------

STOCKHOLDERS' EQUITY
     COMMON STOCK: $0.001 PAR VALUE
     100,000,000 SHARES AUTHORIZED
     3,588,000 ISSUED AND OUTSTANDING        3,588    3,588

     PREFERRED STOCK: $0.001 PAR VALUE
     10,000,000 SHARES AUTHORIZED
     NONE ISSUED AND OUTSTANDING

ADDITIONAL PAID IN CAPITAL                   7,487    7,487

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                          (15,250) (13,850)
                                            ---------------
TOTAL STOCKHOLDERS' EQUITY                (  4,175) ( 2,775)
                                            ---------------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                         $   0    $  12
                                            ===============



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                             ANTON DIST. INC.
                     (A DEVELOPMENT STATGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS
               FOR THE PERIODS ENDING JUNE 30, 2003 AND 2002
               AND CUMULATIVE PERIOD MAY 6, 1991 (INCEPTION)
                             TO JUNE 30, 2003

                                                        MAY 6, 1991
                                                       (INCEPTION)to
                                 JUNE 30, 2003 JUNE 30, 2002  JUNE 30, 2003


REVENUES                         $   0         $     0        $      0


OPERATING EXPENSES
   OFFICE                          180             150             330
   ACCOUNTING AND LEGAL          1,220           1,617          14,626
   BANK CHAREGES                     0              63             294
                                 -------------------------------------

TOTAL OPERATING EXPENSES         1,400           1,830          15,250


BASIC AND DILUTED LOSS
PER SHARE                    $  (1,400)       $ (1,830)      $ (15,250)
                                ======================================

NET (LOSS) PER SHARE          $(  0.00)       $( 0.001)


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                  3,588,000        4,150,500
                             ==========================



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                             ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD MAY 6, 1991 TO JUNE 30, 2003

                                                        DEFICIT
                                                        ACCUMULATED
                    COMMON ADDITIONAL         PREFERRED DURING THE
            COMMON                  PREFFERED           DEVELOPMENT STOCKHOLDERS
             STOCK  STOCK  PAID IN    RED     STOCK     STAGE       Equity
                   AMOUNT  CAPITAL   STOCK    AMOUNT

SHARES
ISSUED FOR  25,000   25       0        0         0         0         25
CASH MAY 6,
1991
NET LOSS       0      0       0        0         0       (25)       (25)

BALANCE     25,000   25       0        0         0       (25)        0
JUNE 30,
1999

SHARES
ISSUED RE:
STOCK SPLIT 475,000  475    (475)      0         0         0         0

BALANCE
JUNE 30,
2000        500,000  500     (475)     0         0        (25)       0

SHARES
ISSUED FOR
CASH        131,000  131    9,919      0         0          0    10,050

SHARES
ISSUED FOR
SERVICES     5,000    5      995       0         0          0      1000

NET LOSS       0      0       0        0         0    (11,995)  (11,995)

BALANCE
JUNE 30,    636,000  636  10,439       0         0    (12,020)  (   945)
2001

SHARES
ISSUED RE:
STOCK SPLIT 4452000  4452   (4,452)    0         0          0         0

SHARES
CANCELLED   (1500000 (1500)  1500      0         0          0

NET LOSS        0      0       0       0         0     (1,830)    (1,830)

BALANCE
JUNE 30,    3558000   3588   7487      0         0    (13,850)   ( 2,775)
2002        ------------------------------------------------------------

NET LOSS       0      0       0        0         0    ( 1,400)   ( 1,400)
            ------------------------------------------------------------

BALANCE
JUNE 30,
2003        3588000   3588   7487      0         0    (15,250)   ( 4,175)
            ============================================================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS





                                ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENTS OF CASH FLOW
               FOR THE PERIODS ENDING JUNE 30, 2003 AND 2002
             AND THE CUMULATIVE PERIOD May 6, 1991 (INCEPTION)
                             TO JUNE 30, 2003
                                                           MAY 6, 1991
                                                           (INCEPTION)
                                                               TO
                              JUNE 30, 2003  JUNE 30, 2002  JUNE 30, 2003

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES
    LOSS FOR THE PERIOD      $  (   1,400)   $  (1,830)      $  (15,250)
    LESS NON-CASH WORKING
    CAPITAL ITEMS
    NET INCREASE IN
    ACCOUNTS PAYABLE                1,388        1,787            4,175
                                    -----------------------------------
TOTAL CASH FLOWS FROM (TO)
OPERATING ACTIVITIES             (     12)         (43)        ( 11,075)

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                    0            0                0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK            0            0           11,075

NET INCREASE (DECREASE)
IN CASH                            (   12)     (    43)               0

CASH, BEGINNING OF PERIOD              12           55                0

CASH, END OF PERIOD                 $   0        $  12            $   0

SUPPLEMENTAL NON-CASH
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK
    FOR SERVICES                    $   0        $   0          $ 1,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2003



1. ORGANIZATION

Anton Dist. Inc. (the company) is a development stage company. The company was organized under the laws of Montana on May 6, 1991. The company's only activities have been organizational directed at acquiring its principal assets, raising its initial capital and developing its business plan. The financial statements are prepared in accordance with U.S. generally accepted accounting principles.


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

On May 15, 2000, the company restated its articles of incorporation to authorize 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On May 15, 2000, the Board of
Directors authorized that the common shares of the company be split 20 common shares for every 1 common share.

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


4. RELATED PARTY TRANSACTIONS

Included in accounts payable is $ 4,175 that was advanced by a shareholder and director of the corporation. The amount is non interest bearing with no set terms of repayment.







Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During the period covered by this report there have been no changes in or disagreements with the registrant's independent auditor. However, subsequent to the filing of this report the registrant's independent auditors, MacCallum Horn, resigned. There were no disagreements with MacCallum Horn on any accounting or financial disclosure matters.
Complete details of the resignation and of the appointment of new independent auditors are contained in the Form 8K filed with the commission and attached to this document as Exhibit 20:2


     PART III

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

Item 10.  Executive Compensation

At inception of Anton Dist Inc., its sole Director, Kenneth Larsen received 25,000 shares of Common Stock valued at 0.001 per share in consideration of pre-incorporation services rendered and monies expended to Anton Dist. Inc. These services related to investigating and developing Anton Dist Inc.'s proposed business plan and capital structure, the capital outlay concerned with the completion of the incorporation and organization. On January 31, 2000, the Company re-stated its Articles of Incorporation, changed its capital structure to 100,000,000 common and 10,000,000 preferred shares and effected a 20 - 1 forward split of the issued and outstanding stock.

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



                         Number of                    Percentage  of
Name and Address         Shares Owned  Class Owned    Shares Owned

Kenneth Larsen
16125 Shawbrooke
Road, SW, Calgary,
Alberta T2Y 3B3          1,925,000         Common          36.41

Lance Larsen
254 -16 Midlake Boulevard, SE
Calgary, AB T2X 2X7        500,000         Common          09.46


 All directors and
 executive officers
as a group(2 persons)    2,425,000         Common          45.86


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

Item 13.  Exhibits and Forms on Form 8K

On September 12, 2002, the registrant filed a report of Form 8K with the commission detailing the following occurrences in the affairs of the
Company:

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

The complete report on Form 8K is attached to this document as Exhibit
20.1

Subsequent to the period covered by this report the registrant filed a report with the commission on Form 8K announcing the resignation of the registrant's auditors and the appointment of new auditors.
A copy of the Form 8K, including the letter of resignation from the previous auditors is attached to this document as Exhibit 20.2


Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October  10, 2003.

ANTON DIST. INC.

By:  /S/ Kenneth Larsen
                Kenneth Larsen, President

By:  /S/ Lance Larsen
               Lance Larsen Secretary/Treasurer