Form 10QSB/A
period 2002-09-30
ANTON DIST INC
filed 2003-11-04
CIK 1109744

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

                    Commission file Number 000 - 33057

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

NOTE 2 - RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $2,965.00

NOTE 3 - CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and CHIEF financial Officer conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are designed to ensure that material information relating to the Company, is made known to them, particularly during the period in which this Form 10-QSB was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.



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

     99.1  Certification of Financial Statements

    99.2 Certification of Financial Statements

     99.3  Controls and Procedures


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated October 30, 2003            /S/ Kenneth Larsen
                              Kenneth Larsen, President and Director
                                  /S/ Lance R. Larsen, Secretary Treasurer
                               and Director