Form 10QSB/A
period 2002-12-31
ANTON DIST INC
filed 2003-11-04
CIK 1109744

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

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2002 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

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

ANTON DIST INC.

Dated October 30, 2003           /S/ Kenneth Larsen
                              Kenneth Larsen, President and Director

                           /S/ Lance R. Larsen
                                Lance R. Larsen, Secretary Treasurer
                               and Director