Form 10QSB/A
period 2003-03-31
ANTON DIST INC
filed 2003-11-04
CIK 1109744

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



                       SEE ATTACHED NOTES
                        ANTON DIST. INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH AND NINE MONTH PERIODS
                      ENDED MARCH 31, 2003
                    (PREPARED BY MANAGEMENT)


                                       THREE MONTHS ENDED   NINE MONTHS
ENDED
                                            MARCH 31               MARCH
31
                                          2003   2002         2003
2002

REVENUES                           $        0 $    0       $     0   $0

OPERATING EXPENSES
   FILING FEES                              0    100           400    250
   LEGAL AND AUDIT                          0    200           600    1,200
    OFFICE  EXPENSE                         0      0            50    32

TOTAL OPERATING EXPENSES                    0    300         1,050    1,482

NET  (LOSS)  FOR THE PERIOD             $(  0)  (300)       (1,050)   (1,482)

NET (LOSS) PER SHARE                 $  (0.00) (0.00)        (0.00)   (0.00)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
OUTSTANDING                         3588000   5088000     3588000     5088000















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

NOTE 4 - CONTROLS AND PROCEDURES

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