Form 10KSB/A
period 2003-06-30
ANTON DIST INC
filed 2003-11-04
CIK 1109744

U.S. Securities and Exchange Commission
                           Washington, DC 20549

                               FORM 10SBK/A

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










                             ANTON DIST. INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

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
















                         Janet Loss, C.P.A., P.C.
                        Certified Public Accountant
                      1780 South Bellaire, Suite 334
                          Denver, Colorado 80220
                              (303) 782-0878

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
                                             --------------

STOCKHOLDERS' EQUITY
     COMMON STOCK: $0.001 PAR VALUE
     100,000,000 SHARES AUTHORIZED
     3,588,000 ISSUED AND OUTSTANDING        3,588    3,588

     PREFERRED STOCK: $0.001 PAR VALUE
     10,000,000 SHARES AUTHORIZED
     NONE ISSUED AND OUTSTANDING

ADDITIONAL PAID IN CAPITAL                   7,487    7,487

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                          (15,250) (13,850)
                                            ---------------
TOTAL STOCKHOLDERS' EQUITY                (  4,175) ( 2,775)
                                            ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $   0    $  12
                                            ===============



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS


                             ANTON DIST. INC.
                     (A DEVELOPMENT STATGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
               AND CUMULATIVE PERIOD MAY 6, 1991 (INCEPTION)
                             TO JUNE 30, 2003

                                                        MAY 6, 1991
                                                       (INCEPTION)to
                                 JUNE 30, 2003 JUNE 30, 2002  JUNE 30,
2003


REVENUES                         $   0         $     0        $      0


OPERATING EXPENSES
   OFFICE                          180             150             330
   ACCOUNTING AND LEGAL          1,320           1,617          14,626
   BANK CHAREGES                     0              63             294
                                 -------------------------------------

TOTAL OPERATING EXPENSES         1,400           1,830          15,250


BASIC AND DILUTED LOSS
PER SHARE                    $  (1,400)       $ (1,830)      $ (15,250)
                                ======================================

NET (LOSS) PER SHARE          $(  0.00)       $( 0.001)


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                  3,588,000        4,150,500
                             ==========================



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS


                             ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD MAY 6, 1991 TO JUNE 30, 2003

                                                        DEFICIT
                                                        ACCUMULATED
                    COMMON ADDITIONAL         PREFERRED DURING THE
            COMMON                  PREFFERED           DEVELOPMENT
STOCKHOLDERS
             STOCK  STOCK  PAID IN    RED     STOCK     STAGE
Equity
                   AMOUNT  CAPITAL   STOCK    AMOUNT

SHARES
ISSUED FOR  25,000   25       0        0         0         0         25
CASH MAY 6,
1991
NET LOSS       0      0       0        0         0       (25)       (25)

BALANCE     25,000   25       0        0         0       (25)        0
JUNE 30,
1999

SHARES
ISSUED RE:
STOCK SPLIT 475,000  475    (475)      0         0         0         0

BALANCE
JUNE 30,
2000        500,000  500     (475)     0         0        (25)       0

SHARES
ISSUED FOR
CASH        131,000  131    9,919      0         0          0    10,050

SHARES
ISSUED FOR
SERVICES     5,000    5      995       0         0          0      1000

NET LOSS       0      0       0        0         0    (11,995)  (11,995)

BALANCE
JUNE 30,    636,000  636  10,439       0         0    (12,020)  (   945)
2001

SHARES
ISSUED RE:
STOCK SPLIT 4452000  4452   (4,452)    0         0          0         0

SHARES
CANCELLED   (1500000 (1500)  1500      0         0          0

NET LOSS        0      0       0       0         0     (1,830)     (1,830)

BALANCE
JUNE 30,    3588000   3588   7487      0         0    (13,850)   ( 2,775)
2002        ------------------------------------------------------------

NET LOSS       0      0       0        0         0    ( 1,400)   ( 1,400)
            ------------------------------------------------------------

BALANCE
JUNE 30,
2003        3588000   3588   7487      0         0    (15,250)   ( 4,175)
            ============================================================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS





                                ANTON DIST. INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                          STATEMENTS OF CASH FLOW
               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
             AND THE CUMULATIVE PERIOD May 6, 1991 (INCEPTION)
                             TO JUNE 30, 2003
                                                           MAY 6, 1991
                                                           (INCEPTION)
                                                               TO
                              JUNE 30, 2003  JUNE 30, 2002  JUNE 30,
2003

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

  f)   YEAR END

The Company has elected June 30 as its fiscal year end.


3. COMMON STOCK

On May 6, 1991, the company issued 25,000 common stock to the founders in exchange for $25 cash.

On May 15, 2000, the company restated its articles of incorporation to authorize 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On May 15, 2000, the Board of Directors authorized that the common shares of the company be split 20 common shares for every one common share.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The directors and executive officers currently serving Anton Dist. Inc. are as follows:

                 Name              Age       Positions Held and Tenure

           Kenneth Larsen          74        Director and President
                                             since May, 1991

           Lance R. Larsen          43      Director, Secretary and
                                      Treasurer since September,2002



The directors named above will serve until the first annual meeting of Anton Dist. Inc.'s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the sole director and officer of Anton Dist. Inc. and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The director and officers of Anton Dist. Inc. will devote their time to Anton Dist Inc.'s affairs on an as needed basis. As a result, the actual amount of time that they will devote to Anton Dist Inc.'s affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Mr. Kenneth T. Larsen has been an officer and director of Anton Dist.Inc. since the Company's inception on May 6, 1991. From August 1983 to the present he has served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies. His duties there include hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance.

From June 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories. His duties there were to hire and train all sales staff and design and maintain all software and network installations.

Mr. Larsen graduated with honors from the Canadian Investment Funds Institute and the Dale Carnegie sales course.

Lance R. Larsen has been an officer and director of Anton Dist. Inc. since September 5, 2002. From December, 1996 to the present he has served as President and Chief Executive Officer of Larsen International, Inc., a business consultancy firm specializing in mergers and acquisitions. From August 1997 to June, 2000 he served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies. His duties there include hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance.

From June, 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories. His duties there were to hire and train all sales staff and design and maintain all software and network installations.

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

The complete report on Form 8K is attached to this document as Exhibit
20.1

Subsequent to the period covered by this report the registrant filed a report with the commission on Form 8K announcing the resignation of the registrant's auditors and the appointment of new auditors.
A copy of the amended Form 8K, including the letter of resignation from the previous auditors is attached to this document as Exhibit 20.2

20.1 Form 8K

20.2 Form 8K/A

99.1 Certification of Financials Statements

99.2 Certification of Financials Statements

99.3 Controls and procedures


Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October  30, 2003.

ANTON DIST. INC.

By:  /S/ Kenneth Larsen
         Kenneth Larsen, President

By:  /S/ Lance Larsen
         Lance Larsen Secretary/Treasurer