Form 10QSB
period 2003-09-30
ANTON DIST INC
filed 2003-11-05
CIK 1109744

United States
                   Securities and Exchange Commission
                          Washington, DC 20549

                               FORM 10Q SB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

                            ANTON DIST. INC.







                          FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS PERIOD
                        ENDED SEPTEMBER 30, 2003

                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEET
                        AS AT SEPTEMBER 30, 2003
                        (PREPARED BY MANAGEMENT)

                                 ASSETS


CURRENT ASSETS                                        $            0

TOTAL ASSETS                                                       0


                  LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                            5,315

TOTAL CURRENT LIABILITIES                                      5,315

STOCKHOLDERS' EQUITY
     COMMON STOCK, $0.001PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED - 3,588,000 SHARES
            ISSUED AND OUTSTANDING                             3,588

     PREFERRED STOCK, $0.001 PAR
     VALUE; NONE ISSUED

     ADDITIONAL PAID IN CAPITAL                                7,487

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                                   (16,390)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (  5,315)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $              0



                           SEE ATTACHED NOTES
                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTH PERIODS
                    ENDED SEPTEMBER 30, 2003 AND 2002
                        (PREPARED BY MANAGEMENT)



                                                  2001     2002

REVENUES                                         $   0    $    0
OPERATING EXPENSES
   FILING FEES                                     200       200
   LEGAL AND AUDIT                                 800       300
   OFFICE EXPENSE                                  140        50

TOTAL OPERATING EXPENSES                         1,140       550

NET  (LOSS)  FOR  THE PERIOD                   $(1,140)   $ (550)

NET (LOSS) PER SHARE                           $  0.00    $ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    3,588,000  3,588,000



                           SEE ATTACHED NOTES


                            ANTON DIST. INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTH PERIODS
                    ENDED SEPTEMBER 30, 2003 AND 2002
                        (PREPARED BY MANAGEMENT)

                                                      2003         2002

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     LOSS FOR THE PERIOD                         $   ( 1,140)$  ( 550)
     LESS NON-CASH WORKING CAPITAL ITEMS
 NET INCREASE IN ACCOUNTS PAYABLE                      1,140      538

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES            0    (  12)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                  0        0

CASH  FLOWS  FROM  (TO)  INVESTING  ACTIVITIES             0        0

NET INCREASE (DECREASE) IN CASH                            0      (12)

CASH   BEGINNING   OF   PERIOD                             0       55

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

NOTE 2 - RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $5,315.00





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

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2003 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

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

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

      20.1 A report on form 8K was filed with the SEC on
                 October 6, 2003 concerning the resignation of
            the registrant's Independent Auditor and the appointment of an new auditor. An amended copy of the Form 8K is attached.

      99.1 Certification of Financials Statements
99.2 Certification of; Financial Statements
99.3 Controls and Procedures



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated November 4, 2003            /S/ Kenneth Larsen
                                      Kenneth Larsen, President and
Director

                            /S/ Lance R. Larsen
                               Lance R. Larsen, Secretary/Treasurer