Form 10QSB/A
period 2003-12-31
ANTON DIST INC
filed 2004-02-27
CIK 1109744

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10Q SB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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








PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                ANTON DIST. INC.

                              FINANCIAL STATEMENTS
                            FOR THE SIX MONTH PERIOD
                             ENDED DECEMBER 31, 2002
                                ANTON DIST. INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2003
                            (PREPARED BY MANAGEMENT)

                                     ASSETS


      CURRENT ASSETS               $            0

      TOTAL CURRENT ASSETS                      0

      TOTAL ASSETS                              0


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

      CURRENT LIABILITIES
             ACCOUNTS PAYABLE                   5,780

      TOTAL CURRENT LIABILITIES                 5,780

      STOCKHOLDERS' EQUITY
          COMMON STOCK, $0.001PAR
          VALUE; 100,000,000 SHARES
          AUTHORIZED - 3,588,000 SHARES
                       ISSUED AND OUTSTANDING   3,588

          PREFERRED STOCK, $0.001 PAR
          VALUE; NONE ISSUED

          ADDITIONAL PAID IN CAPITAL            7,487

      DEFICIT ACCUMULATED DURING
      THE DEVELOPMENT STAGE                     (16,855)

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      ( 5,780)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     0







                               SEE ATTACHED NOTES

                                ANTON DIST. INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTH PERIODS
                        ENDED DECEMBER 31, 2003 AND 2002
                            (PREPARED BY MANAGEMENT)

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                           DECEMBER 31D            DECEMBER 31
                                           2003   2002              2003  2002

      REVENUES                            $   0    $ 0             $ 0   $  0


      OPERATING EXPENSES
           FILING   FEES                    200    200             400    400
            LEGAL  AND  AUDIT               165    300             465    600
                  OFFICE   EXPENSE          100      0             150     50

      TOTAL OPERATING EXPENSES              465    500           1,015  1,050


      NET   (LOSS)   FOR   THE   PERIOD    (465)  (500)         (1,015)(1,050)

      NET (LOSS) PER SHARE                (0.00) (0.00)          (0.00) (0.00)

      WEIGHTED AVERAGE NUMBER
      OF COMMON   SHARES
      OUTSTANDING                   3,588,000  3,588,000    3,588,000 3,588,000












                               SEE ATTACHED NOTES


                                ANTON DIST. INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS
                        ENDED DECEMBER 31, 2003 AND 2002
                            (PREPARED BY MANAGEMENT)

                                                           2002       2001

      CASH FLOWS FROM (TO) OPERATING ACTIVITIES

      LOSS FOR THE PERIOD                            $  ( 1,015) $ ( 1,050)
         LESS NON-CASH WORKING CAPITAL ITEMS
                  NET INCREASE IN ACCOUNTS PAYABLE        1,015      1,140

      TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES     (   0)    (    0)

      CASH FLOWS FROM (TO) FINANCING ACTIVITIES               0          0

      CASH  FLOWS  FROM  (TO) INVESTING  ACTIVITIES           0          0

      NET INCREASE (DECREASE) IN CASH                  (      0)   (     0)

      CASH   BEGINNING  OF   PERIOD                           0          0

      CASH  END  OF  PERIOD                                 $ 0       $  0






                               SEE ATTACHED NOTES












                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            (PREPARED BY MANAGEMENT)

      NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended June 30, 2003 of Anton Dist. Inc. ("Registrant").

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

      NOTE 2 - RELATED PARTY TRANSACTIONS

      A related party has advanced the Company a total of $5,780.00

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

      Liquidity and Capital Resources

      Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2003 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

      We will carry out our plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished accomplishing this.

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

      ANTON DIST INC.

      Dated February 10, 2004

             /S/ Kenneth Larsen
          Kenneth Larsen, President and Director

              /S/ Lance R. Larsen,
                   Lance R. Larsen, Secretary Treasurer and Director