Form 10QSB
period 2004-03-31
ANTON DIST INC
filed 2004-05-13
CIK 1109744

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 – 30915

ANDRESMIN GOLD CORPORATION

(FORMERLY ANTON DIST. INC.)

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

ANDRESMIN GOLD CORPORATION

(FORMERLY ANTON DIST. INC.)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTH  PERIODS

ENDED MARCH 31, 2004

ANDRESMIN GOLD CORPORATION

(FORMERLY ANTON DIST. INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS AT MARCH 31, 2004

(PREPARED BY MANAGEMENT)

ASSETS

    AUDITED

      AS AT

MARCH 31, 2004

JUNE 30, 2003

CURRENT ASSETS

CASH

     $ 194,863

      $           0

DEPOSIT ON PURCHASE

        100,000

                   0

TOTAL CURRENT ASSETS

        294,863

                   0

TOTAL ASSETS

        294,863

                   0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES

PAYABLE  TO RELATED PARTY

     5,780

    4,175

TOTAL CURRENT LIABILITIES

                             5,780

                    4,175

STOCKHOLDERS’ EQUITY

COMMON STOCK, $0.001PAR

VALUE; 100,000,000 SHARES

AUTHORIZED – 47,244,015 SHARES

ISSUED AND OUTSTANDING

47,244

   46,644

PREFERRED STOCK, $0.001 PAR

VALUE; NONE ISSUED

ADDITIONAL PAID IN CAPITAL

263,838

               (35,569)

DEFICIT ACCUMULATED DURING

THE DEVELOPMENT STAGE

 (21,999)

(15,250)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

289,083

                 (4,175)

TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY (DEFICIT)

$ 294,863

$         0

SEE ATTACHED NOTES

ANDRESMIN GOLD CORPORATION

(FORMERLY ANTON DIST. INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS

ENDED MARCH 31, 2004 AND THE CUMULATIVE PERIOD

MAY 6, 1991 (INCEPTION) TO MARCH 31, 2004

(PREPARED BY MANAGEMENT)

      MAY 6, 1991

THREE MONTHS ENDED        NINE MONTHS ENDED

    (INCEPTION)

         MARCH 31

MARCH 31

TO

 2004

        2003

      2004

2003

   MARCH 31 2004

REVENUES

$        0

       $        0

$        0     $        0

   $         0

OPERATING EXPENSES

FILING FEES

0                    0                              400           400

      400

LEGAL AND AUDIT

   5,000                    0                           5,465           600

 20,091

OFFICE EXPENSE

        590

            0                              740             50                                1,070

BANK CHARGES

       144                     0                              144               0

            438

TOTAL OPERATING EXPENSES       5,734

               0

          6,749       1,050

             21,999

NET (LOSS) FOR THE PERIOD        $ 5,734

    $  (0)                     $ 6,749   $ (1,050)

 (21,999)

NET (LOSS) PER SHARE

      $  (0.00)

    $   (0.00)

  $   (0.00)  $   (0.00)

           $   (0.00)

WEIGHTED AVERAGE NUMBER

OF COMMON SHARES

OUTSTANDING

46,659,329      46,644,000

46,659,329   46,644,000

46,659,329

SEE ATTACHED NOTES

ANDRESMIN GOLD CORPORATION

(FORMERLY ANTON DIST. INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD MAY 6, 1991 TO JUNE 30, 2003

	COMMON STOCK	COMMON STOCK AMOUNT	ADDITIONAL PAID IN CAPITAL	PREFFERED STOCK	PREFERRED STOCK AMOUNT	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	STOCKHOLDERS’ EQUITY
SHARES ISSUED FOR CASH MAY 6, 1991	52,000,000	52,000	(51,975)	-	-	-	25
NET LOSS	-	-	-	-	-	(25)	(25)
BALANCE JUNE 30, 1999 AND 2000	52,000,000	52,000	(51,975)	-	-	(25)	-
SHARES ISSUED FOR CASH	13,624,000	13,624	(3,574)	-	-	-	10,050
SHARES ISSUED FOR SERVICES	520,000	520	480	-	-	-	1,000
NET LOSS	-	-	-	-	-	(11,995)	(11,995)
BALANCE JUNE 30, 2001	66,144,000	66,144	(55,069)	-	-	(12,020)	(945)
SHARES CANCELLED	(19,500,000)	(19,500)	19,500	-	-	-	-
NET LOSS	-	-	-	-	-	(1,830)	(1,830)
BALANCE JUNE 30, 2002	46,644,000	46,644	(35,569)	-	-	(13,850)	(2,775)
NET LOSS	-	-	-	-	-	(1,400)	(1,400)
BALANCE JUNE 30, 2003	46,644,000	46,644	(35,569)	-	-	(15,250)	(4,175)
SHARES ISSUED MARCH 24, 2004 FOR CASH	600,015	600	299,407	-	-	-	300,007
NET LOSS	-	-	-	-	-	(6,749)	(6,749)
BALANCE MARCH 31, 2004	47,244,015	47,244	263,838	-	-	(21,999)	289,073

SEE ATTACHED NOTES

ANDRESMIN GOLD CORPORATION

(FORMERLY ANTON DIST. INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

AND THE CUMLULATIVE PERIOD MAY 6, 1991 (INCEPTION)

THROUGH MARCH 31, 2004

(PREPARED BY MANAGEMENT)

            MAY 6, 1991

                   (INCEPTION)

         TO

2004

2003

         MARCH 31, 2004

CASH FLOWS FROM (TO) OPERATING ACTIVITIES

LOSS FOR THE PERIOD

  $  (6,749)

$  (1,050)                 $ (21,999)

ADJUSTMENT TO RECONCILE NET LOSS TO NET

CASH USED IN OPERATING ACTIVITIES

SHARES ISSUED FOR SERVICES

-

    1,000

CHANGES IN LIABILITIES

NET INCREASE IN ACCOUNTS PAYABLE                                1,605

         1,038                          5,780

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES                    (5,144)          (12)                      (15,219)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES

                      300,007                    0

                               310,082

TOTAL CASH FLOWS FROM (TO)

FINANCING ACTIVITIES

      300,007

         0

                                   310,082

CASH FLOWS FROM (TO) INVESTING ACTIVITIES

      (100,000)

           0

(

100,000)

TOTAL CASH FLOWS FROM (TO)

INVESTING ACTIVITES

(100,000)                  0                      (100,000)

NET INCREASE (DECREASE) IN CASH

  194,863        (12)

194,863

CASH BEGINNING OF PERIOD

           0

         12

            0

CASH END OF PERIOD

 $ 194,863  $          0

 $  194,863

SEE ATTACHED NOTES

NOTES TO INTERIM FINANCIAL STATEMENTS

(PREPARED BY MANAGEMENT)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission (“SEC”) requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2003 financial statements of Andresmin Gold Corporation (formerly Anton Dist. Inc.) (“Registrant”) included in the Form 10K SB filed with the SEC by the Registrant.

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

On March 24, 2004, the Company changed its name to Andresmin Gold Corporation.  Subsequent to March 31, 2004, the Company completed a forward stock split on a basis of thirteen-for-one.  Each share of common stock of the Company issued and outstanding immediately prior to May 10, 2004 automatically became thirteen shares of common stock.  The financial statements of the Company have been restated to reflect the above noted forward stock split.  (See note 5)

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

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

e) Organizational and Development Costs

All organizational and development costs are expensed as accrued

a)

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (ARB) No. 51.  This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity.  FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date.  Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 has no impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) does not impact our consolidated financial position or results of operations.

In a December 11, 2003 speech at the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the consolidated financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC’s position and will, if required, account for its loan origination commitments as prescribed.

NOTE 3 – RELATED PARTY TRANSACTIONS

A related party has advanced the Company a total of $5,780.00 which bears no interest and has no set repayment terms.

NOTE 4 – CHANGE IN ISSUED AND OUTSTANDING STOCK

On March 17, 2004 the registrant accepted subscriptions for 600,015 common shares at $0.50 per share for an aggregate of $300,007.50.

NOTE 5 – SUBSEQUENT EVENTS

On May 10, 2004 the Board of Directors declared a thirteen to one (13-1) forward split of the registrant’s common stock bringing the issued and outstanding shares to 47,244,015.

NOTE – 6  INCENTIVE STOCK OPTIONS

On March 30, 2004 the Board of Directors approved the creation of an Incentive Stock Option Plan.  Under the plan the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options, one or more incentive stock options to purchase the number of shares allotted by the Board.

As of the date of this report no stock options nor incentive stock options have been granted. Upon approval by the shareholders the Board of Directors will be authorized, without further shareholder approval, to grant such options from time to time to acquire up to 9,100,000 shares of the registrant’s restricted common stock.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The Company’s business plan is to further develop and license a unique marketing product that will produce a tourist oriented city and regional map for individual cities and territories throughout North America.  This map is designed to be a low-priced promotional item to be sold at cost or given away by multi-outlet concerns such as gasoline retailers.  This map would give the end user a detailed view of the city and environs as well as highlighted locations of the sponsor’s outlets.  The map would be offered on an exclusive basis to several different non-competing industries.

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

Liquidity and Capital Resources

Anton Dist. Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Due to subscriptions for 600,015 common shares at a price of $0.50 per share for a total of $300,007.50 (post forward stock split on a basis 13-1), our balance sheet for the period ending March 31, 2004 reflects current assets of $194,863 in the form of cash, and total assets of $ 294,863.

We will carry out its plan of business as discussed above.  We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act.

Irrespective of whether the cash assets prove to be adequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Securities Holders

None

Item 6.

Exhibits and Reports on Form 8K

Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3

Controls and Procedures.

                   Exhibit 99.4                   Certifications Of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

The Company filed a F

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANTON DIST INC.

Dated May 10, 2004

/S/ Kenneth Larsen

     Kenneth Larsen, President and Director

/S/ Lance Larsen

     Lance Larsen, Secretary, Treasurer and Director