Form 10KSB
period 2004-06-30
ANDRESMIN GOLD CORP
filed 2004-09-28
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-33057

                           Andresmin Gold Corporation
                       formerly known as Anton Dist. Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

         MONTANA                                                84-1365550
         -------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                          409 Granville St., Suite 1450
                        Vancouver, B.C., Canada, V6C 1T2
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 688-6889
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered

              None                                  N/A
          ------------------           -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common stock
                                ----------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------      -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its more recent fiscal year (ending June 30, 2004): $Nil.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of September 15, 2004: $49,992,783.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of September 15, 2004

Common Stock, $.001 par value            32,244,015*

*After taking into effect the forward stock split of thirteen-for-one shares of common stock effective May 10, 2004 and the cancellation of 15,000,000 shares owned by Mr. Ian Brodie on September 2, 2004.


Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              ----    ----


INDEX
-----

ITEM 1.  DESCRIPTION OF BUSINESS                                           3

ITEM 2.  DESCRIPTION OF PROPERTY                                           9

ITEM 3.  LEGAL PROCEEDINGS                                                 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        12

ITEM 7.  FINANCIAL STATEMENTS                                             15

         CONSOLIDATED BALANCE SHEET                                      F-3

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)     F-4

         CONSOLIDATED STATEMENT OF OPERATIONS                            F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                            16

ITEM 8A. CONTROLS AND PROCEDURES                                          16

ITEM 8B. OTHER INFORMATION                                                17

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT                                            17

ITEM 10. EXECUTIVE COMPENSATION                                           21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                 22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   24

ITEM 13. EXHIBITS                                                         24

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                           24

SIGNATURES                                                                26


PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

BUSINESS DEVELOPMENT
--------------------

     Andresmin Gold Corporation, formerly known as Anton Dist. Inc., is a corporation organized under the laws of the State of Montana (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "ASGC".

     The Company was incorporated under the laws of the State of Montana on May 6, 1991 under the name "Anton Dist. Inc.". Effective May 10, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of 13 new shares for each one old share and to change the name of the Company from Anton Dist. Inc. to "Andresmin Gold Corporation".

     As of the date of this Annual Report, the Company is a mineral exploration and development company.

CURRENT BUSINESS OPERATIONS
---------------------------

     On May 7, 2004, the Company, Grupo Minero Internacional S.A.C. ("Grupo") and the shareholders of Grupo entered into a letter agreement (the "Letter Agreement") whereby the shareholders of Grupo will transfer all of the issued and outstanding shares in the capital of Grupo and assign any loans owing from Grupo to the shareholders of Grupo to the Company in exchange for: (i) receiving US$230,000 in cash from the Company, which will be payable by the Company to the shareholders of Grupo in equal portions on the closing date, which will be June 10, 2004 (the "Closing Date"); and (ii) a 2.5% Net Smelter Royalty on all properties and mining rights currently owned by Grupo, which will be payable upon reaching commercial production in equal portions to the shareholders of Grupo. The Letter Agreement is subject to the satisfactory due diligence conducted by the Company of Grupo. In addition, the closing is subject to the condition precedent that the Company shall have raised US$230,000 prior to June 10, 2004 in order to have the funds available to complete the transaction contemplated on the Closing Date. The Company, Grupo and the shareholders of Grupo intend to enter into a more formal share purchase agreement and other documents that more fully delineate and formalize the terms outlined in the Letter Agreement.

     On June 10, 2004, the parties to the above mentioned Letter Agreement agreed to an amendment to the Letter Agreement, whereby the condition precedent of the Company raising US$230,000 prior to June 10, 2004, was extended to June 30, 2004.

     On July 23, 2004, the Company closed the acquisition of Grupo.

     With the acquisition of Grupo, the Company is now an exploration stage company engaged in the acquisition and exploration of mineral properties in Peru. Prior to the acquisition of Grupo, company management approached several consulting geologists and prospectors currently operating or having had experience in Peru, to discuss the merits of the acquisition based on their knowledge of the information made available to the public by Empresa Minera Del Centro Del Peru S.A. (Centromin), a Peruvian government-owned company charged with the sale of mineral concessions owned by the state to private interests. By acquiring all the shares of Grupo, the Company acquired a 100% interest in eight mining concessions and a further fourteen mineral claims. These claims are located throughout Peru, in areas generally thought to host gold, silver, copper and other base metal deposits. The claims are all in good standing with the Peruvian state authorities.

     Since the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for its future exploration is determined. The Company has no known reserves of any type of mineral. To date, the Company has not discovered an economically viable mineral deposit on the properties, and there is no assurance that the Company will discover one.

Recording of Mining Claims and Mineral Concessions
--------------------------------------------------

1.   MINING CONCESSIONS

1.1  HUARANGAYOC / PIRA PROJECT
     LOCATION : ANCASH

              NAME                 CODE           HAS.         REGISTRY
     1.  EL TORNILLO 1          09000107Y02      1000          Record 292344
     2.  EL TORNILLO 2          09000108Y01       800          Record 292345
     3.  EL TORNILLO 3          09000109Y01       600          Record 292346
     4.  LA TUERCA              09014153X01       600          Record 291181

1.2  WINICOCHA / PROJECT
     LOCATION : CUSCO

              NAME                 CODE           HAS.         REGISTRY
     1.  EVALUZ                 010078693         600          Record 3349
     2.  EVALUZ I               010078793         900          Record 3350
     3.  JUDITH                 010062993        1000          Record 4235
     4.  JUDITH I               010063193         500          Record 3351


2.   MINING CLAIMS

      NAME                     CODE                 DATE            LOCATION
1.   CLIFTON                01-00735-04             29.03.04         PUNO
2.   CLIFTON I              01-00739-04             29.03.04         AREQUIPA
3.   DE MELT                01-00738-04             29.03.04         PUNO
4.   DE MELT I              01-00738-04             29.03.04         PUNO
5.   ESPERANZA 28MA         01-00752-04             30.03.04         AREQUIPA
6.   JUDITH II              01-00734-04             29.03.04         CUSCO
7.   JUDITH III             01-00805-04             02.04.04         CUSCO
8.   JUDITH IV              01-00804-04             02.04.04         CUSCO
9.   JUDITH V               01-00800-04             02.04.04         CUSCO
10.  JUDITH VI              01-00803-04             02.04.04         CUSCO
11.  JUNDITH VII            01-00801-04             02.04.04         CUSCO
12.  JUDITH VIII            01-00802-04             02/04/04         CUSCO
13.  VIDAURRE               01-00737-04             29/03/04         CUSCO
14.  VIDAURRE I             01-00736-04             29/03/04         PUNO

Technical Information
---------------------

     Of the twenty-two properties acquired, only those four mining concessions associated with the Winicocha project (Evaluz, Evaluz I, Judith, Judith I) have had significant work done. These concessions were the subject of a geological report prepared by Centromin dated January, 2002. The following description of these concessions is summarized from this report.

Definitions
-----------

     "Electromagnetic surveys" involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration.

     "Magnetic surveys" involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as pyrrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

     An "Induced Polarization (`IP') survey" is an electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulphide content of the rock.

     "Airborne geophysical surveys" are the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

     "Drilling" involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

     "Geophysics" is the study of physical properties of rock and minerals.

     "Geochemistry" is the study of chemical properties of rocks.

     "Ore" is a mixture of minerals from which at least one metal can be extracted at a profit.

Prospect Summary of Winicocha
-----------------------------

     The Winicocha gold prospect is located in the southern sierra of Peru, in the district of Lvitaca, province of Chumbivilcas, department of Cuzco. The access is by Cuzco or by Arequipa, being 215 km and 392 km respectively. The prospect comprises five (5) concessions with a total area of 3,000 hectares. The area of Winicocha was explored in 1992 - 1993 by the Tintaya Special Mining
Company S.A. (limited liability company). They completed the mapping of mineralized structures, excavated trenches from small excavations and took samples. The sampling data is available in the Data Room.

     The concessions were transferred to Minero Peru S.A. in 1996, a company that was later absorbed by Centromin Peru S.A. who is the current title holder of the concessions.

(NOTE: Centromin and Minero Peru were formed by the Velasco government when all mines with the exception of Southern Peru Copper were nationalized in the 1970's. Centromin took everything from the La Oroya Smelter to Antamina and Minero Peru took the rest. The two companies were amalgamated to make the privatization process more easily understood).

     Location and Geology
     --------------------

     Winicocha is located in the copper-gold belt of the southern sierra of Peru between the deposits of Tintaya and Las Bambas, and like Las Bambas, is located in the "metalotecto" calcareous Ferrobamba which has been intruded by porphyry monzanite - the principal intrusive.

     Geographically it is situated between 14(degree) 21' and 14(degree) 24' of latitude south and between 71(degree) 36' and 71(degree) 39' of longitude west at an average altitude of 4,000 masl.

     The climate is frigid, corresponding to the climate typical of the mountain foothills (Altiplano?) especially from April to October changing to temperate from November to March. In this last period the maximum precipitation occurs estimated at 650 mm per year. Between August and October there is a characteristic strong wind which blows from mid day with gusts that can achieve 30 miles per hour.

     Recent Exploration
     ------------------

     Between 1992 - 1993 the Tintaya Special Mining Company undertook 2 exploration campaigns in the Winicocha area. They excavated small pits and trenches to take samples of the quartz monzanite porphyry stock where there was the presence of hydrothermal alterations rich in silica, pyrite and values of gold. The values in the dissemination are 0.33 gpt of gold. There are also veins with thickness between 0.2 to 4 meters and point grades up to 21 gpt of gold,
2.5 opt of silver and 8.8% lead.

     More recently in 2004, the Company has conducted a sampling program of small pits, trenches and stream beds on the property. Mapping and rock sampling has identified multiple porphyritic intrusives and polymictic brecciated intrusives. The northern area has an area of magnetite skarn with associated porphyritic quartz diorite intruding porphyritic monzodiorite, the southeast area has a garnet skarn and a window of exposed phyllic alteration associated with brecciated quartz vein stockworking, polymictic brecciated intrusives and porphyritic monzodiorite.

     Rock channel and chip sampling has identified a copper gold molybdenum geochemical anomaly in the north grading up to 1%Cu, 5g/t Au, 150ppm Mo. In the southwest the geochemical anomaly grades up to 330ppm Mo, 0.5g/t Au and 0.12%
Cu. The gold geochemical anomaly in the southwest extends eastward and is coincident with a 2.5km long by approximately 300m wide zone of quartz vein stockworking with gold grades increasing to 2.5g/t.

     Review of these results led the Company to complete an Induced Polarization and Magnetic survey over 1,000 hectares of the Judith and Judith I concessions. The geophysics has identified strong IP chargeability anomalies coincident with the geochemically anomalous areas. Each of the chargeability anomalies has peripheral magnetic anomalies and the large stockworking zone in the south of the property has a coincident magnetic and resistivity anomaly indicating mineralized stockworking.

     The northern chargeability anomaly is approximately 1.6km by 1.6km, the southwestern chargeability anomaly is approximately 1km by 0.6km and the southeastern chargeability anomaly is 1.8km by 0.3km. Each of these targets individually are significant. The large footprint indicated by geochemistry and geophysics indicates that they are likely to be part of one very large zoned system at depth. A detailed analysis of the resulting data has been undertaken by outside consultants, and this analysis is currently being considered by the Company's board of directors for further action on the property.

Compliance with Government Regulation
-------------------------------------

     The Company  will be required  to comply  with all  regulations,  rules and
directives  of  governmental   authorities   and  agencies   applicable  to  the
exploration of minerals in Peru.

     The Company has paid the applicable rental fees to the appropriate government agencies on all concessions and claims currently held, and has incurred adequate expenditures on all properties to deem them in good standing for the current year.

     In general, the required expenditure is $100 per hectare, per annum, and the rental fee is $3 per hectare per annum. The penalties for non-compliance and non-payment are as follows:

     1.   Non-payment  of  rental  fees  for  two  consecutive   years  and  the
          concession reverts back to the government.

     2. Non-compliance of the required expenditure accumulated over a six-year period (i.e. $600 per hectare within a six-year period), the penalty is an additional rental fee of $6 per hectare for years 7 through 11 (resulting in a rental fee paid for that period of $9 per hectare per annum). If the required expenditure is not met during that time, from year 12 there is a penalty of $20 per hectare resulting in an annual rental fee of $23 per hectare per annum.

     Should the Company continue to hold and explore all properties currently held, it would incur annual rental fees of $49,200 and an annual expenditure commitment of $1,640,000.

Competitive Conditions
----------------------

     The mineral exploration industry is highly fragmented and the Company will be competing with many other exploration companies looking for minerals. The Company is one of the smallest exploration companies and is an infinitely small participant in the mineral exploration business. While the Company generally competes with other exploration companies, there is no competition for the exploration of minerals from its claims. Readily available mineral markets exist in the United States and around the world for the sale of minerals if the Company ever experiences production. Therefore, the Company will likely be able to sell any minerals if it ever successfully discovers and recovers any minerals. There are no assurances, however, that the prevailing prices for such minerals will result in profitable operations.

     The Company is a junior mineral exploration company. It compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on the Company's ability to raise additional capital in order to fund its exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

     The Company will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees
---------

     As of the date of this Annual Report, the Company does not have any employees other than its officers and the officers of its subsidiary. The Company intends to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property.

Research and Development Expenditures
-------------------------------------

     The Company has not incurred any research or development expenditures since its incorporation.

Subsidiaries
------------

     The Company has one subsidiary, Grupo Minero Internacional S.A.C. (a company organized under the laws of Peru), in which the Company acquired 100% of the issued and outstanding shares of Grupo pursuant to a letter agreement entered into on May 7, 2004. All mineral claims and concessions, and exploration activities in Peru are conducted through and by this subsidiary.

Patents and Trademarks
----------------------

     The Company does not own, either legally or beneficially, any patents or trademarks.

PRIOR BUSINESS OPERATIONS
-------------------------

     Anton Dist. Inc.
     ----------------

     The Company's business plan was to further develop and license a unique marketing product that would produce a tourist oriented city and regional map for individual cities and territories throughout North America. This map was designed to be a low-priced promotional item to be sold at cost or given away by multi-outlet concerns such as gasoline retailers. This map would give the end user a detailed view of the city and environs as well as highlighted locations of the sponsor's outlets. The map would be offered on an exclusive basis to several different non-competing industries.

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

     However, during the development stage of this product, the board of directors determined that changing market conditions would no longer sustain a profitable business plan, and began reviewing alternate business plans for the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

MINERAL PROPERTIES
------------------

     The Company has twenty-two mineral claims and concessions located in Peru as described above under "Description of Business".

OFFICE LOCATION
---------------

     Except as described above, the Company does not own any other real estate or other properties. The Company's executive officers are located at 409 Granville St., Suite 1450, Vancouver, B.C., Canada, V6C 1T2. The Company's President, Mr. Ian Brodie, currently provides this office space to the Company free of charge, however, this space may not be available to the Company free of charge in the future.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     On April 19, 2004, the Company filed a Schedule 14C - Notice of Action by a Majority of Shareholders, whereby shareholders of the Company holding 3,634,155 shares of the 3,634,155 shares issued and outstanding (100%) consented to and approved on March 30, 2004, the following action to be effective as of May 10, 2004: (i) a forward stock split on a basis of thirteen new shares for each old share; (ii) changing its name from Anton Dist. Inc. to "Andresmin Gold Corporation"; (iii) ratifying the adoption of the Stock Option Plan adopted by the Company's Board of Directors on March 30, 2004; (iv) electing Messrs. Len De Melt, Wayne D. Johnstone and Lance Larsen to serve as directors of the Company until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratifying the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for the Company for the fiscal year ending June 30, 2004.

     On May 10, 2004, the above mentioned actions became effective. For more information with respect to the corporate actions taken above and the Certificate of Amendment filed with the Montana Secretary of State, please see the Company's definitive 14C filing on the EDGAR data base at http://www.sec.gov.
------------------

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET INFORMATION
------------------

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "ASGC". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock since the Company's common stock was listed and posted for trading on the OTCBB on January 8, 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                            FISCAL YEAR ENDED
                          ----------------------
                              June 30, 2004
                          ----------------------
                           HIGH BID    LOW BID
                          ----------------------

First Quarter                N/A         N/A
Second Quarter               N/A         N/A
Third Quarter               $9.00       $0.45
Fourth Quarter              $30.00      $10.50

HOLDERS
-------

     As of September 15, 2004, the Company had approximately 69 shareholders of record.

DIVIDENDS
---------

     No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. The Company's previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its Common Stock in the foreseeable future.

FORWARD STOCK SPLIT
-------------------

     The Board of Directors of the Company and the shareholders pursuant to the Written Consent, authorized and approved a forward stock split of thirteen-for-one of the Company's issued and outstanding shares of Common Stock (the "Forward Stock Split"). The Forward Stock Split was effectuated by the Board based on market conditions. The intent of the Forward Stock Split is to increase the marketability and liquidity of the Company's Common Stock.

     The Forward Stock Split was effected upon a determination by the Board of Directors that the Forward Stock Split is in the best interests of the Company and the shareholders. In the Board's judgment the Forward Stock Split would result in the greatest marketability and liquidity of the Common Stock, based upon prevailing market conditions, the likely effect on the market price of the Common Stock and other relevant factors.

     The Forward Stock Split was effectuated on May 10, 2004 (the "Effective Date") upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased the Company's issued and outstanding shares of Common Stock from 3,634,155 to 47,244,015 shares of Common Stock. The Common Stock will continue to be $0.001 par value.

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY
-----------------------------------------------------------------------------

     On March 24, 2004, the Company sold 46,155 shares of common stock of the Company in aggregate to TXL Investments Limited and Vicki Korzenowski at a price US$6.50 per share for total proceeds to the Company of $300,007.50. We believe that such issuances were exempt from registration under Regulation S promulgated under the U.S. Securities Act of 1933, as amended, as the securities were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

     On June 24, 2004, the Company sold 333,333 units (each a "Unit") of the Company to Mr. Shih-Hung Chuang at a price of US$1.50 per Unit for total proceeds to the Company of $500,000. Each Unit consists of one share of common stock and one share purchase warrant (each a "Warrant"), with each Warrant entitling the holder thereof to purchase one additional share of common stock (each a "Warrant Share") of the Company's capital stock for a period of two years from the date of issuance of the Warrant at a purchase price of US$1.50 per Warrant Share. We believe that such issuances were exempt from registration under Regulation S promulgated under the U.S. Securities Act of 1933, as amended, as the securities were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

     Pursuant to a stock purchase agreement (the "Stock Purchase Agreement"), dated August 18, 2004, between Mr. Ian Brodie, the current President of the Company, and Mr. Kenneth Larsen, a former President and director of the Company, Mr. Brodie acquired 18,525,000 shares of common stock of the Company from Mr.

Larsen for consideration of $1,425.00 constituting approximately 39.21% of the Company's outstanding capital stock. However, immediately after such acquisition, Mr. Brodie instructed and authorized the Company to cancel 15,000,000 of 18,525,000 shares that he acquired from Mr. Larsen. Therefore, Mr. Brodie currently owns 3,525,000 shares of common stock of the Company constituting approximately 10.93% of the Company's outstanding capital stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

PLAN OF OPERATION
-----------------

     The Company's plan of operations for the twelve months following the date of this report is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

     1. The Company plans to conduct further exploration on the property consisting of additional IP and ground magnetic survey. It anticipates that the cost of this program will be approximately $100,000. The Company expects to commence this exploration program in the early fall of 2004 or late spring of 2005 depending on the availability of personnel and equipment. This phase is expected to take approximately two months to complete.

     2. If warranted by the results of the IP survey, the Company intends to commence a drilling program of approximately 10 holes estimated to cost $500,000. The Company anticipates that it will have to raise additional funding in order to conduct this program and that this program would be conducted during the summer of 2005 and will take approximately six weeks to complete.

     3. The Company anticipates spending approximately $5,000 in ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year are expected to consist primarily of professional fees for the audit and legal work relating to the Company's regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

     As at June 30, 2004, the Company had cash reserves of $224,375.

     The Company's completion of the work program is subject to it obtaining adequate financing as these expenditures are expected to exceed the Company's cash reserves. During the 12-month period following the date of this statement, the Company does not anticipate generating any revenues. The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock. However, the Company does not have any financing arranged and it cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the exploration program. In the absence of such financing, the Company's business plan will fail.

     The Company may consider entering into a joint venture partnership to provide the required funding to develop the mineral claims. If the Company enters into a joint venture arrangement, it would likely have to assign a percentage of its interest in the property to the joint venture partner.

     Based on the nature of the Company's business, it anticipates incurring operating losses in the foreseeable future. The Company bases this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. The Company's future financial results are also uncertain due to a number of factors, some of which are outside the Company's control. These factors include, but are not limited to:

-    the Company's ability to raise additional funding

-    the market for minerals such as copper and gold

- results of the Company's proposed exploration programs on the mineral property

- the Company's ability to find joint venture partners for the development of its property interests

     If the Company is successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. In the event the Company is not successful in raising additional financing, it anticipates that it will not be able to proceed with its business plan. In such a case, the Company may decide to discontinue its current business plan and seek other business opportunities in the resource sector. Any business opportunity would require the Copmany's management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resources property and additional funds will be required to close any possible acquisition. During this period, the Company will need to maintain its periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and the Company cannot raise additional capital to sustain minimum operations, it may be forced to discontinue business operations. The Company does not have any specific alternative business opportunities in mind and has not planned for any such contingency.

     Due to the Company's lack of operating history and present inability to generate revenues, its auditors have stated their opinion that there currently exists substantial doubt about its ability to continue as a going concern.

     If the Company finds sufficient evidence that warrants further mineral exploration, it would likely conduct drilling on the mineral claims to determine if mineralization zones exist. If the Company decides to conduct drilling on the mineral claims, it will require additional funding. The cost of such a program cannot be determined until results from the first phase of exploration are completed. However, the Company estimates that such a program will cost approximately $500,000.

     The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock. However, the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund additional phases of exploration. The Company believes that debt financing will not be an alternative for funding additional phases of exploration. The Company does not have any arrangements in place for any future equity financing.

Results of Operations
---------------------

     The Company has had no operating revenues since its inception on May 6, 1991 through to the year ended June 30, 2004. Its activities have been financed from the proceeds of share subscriptions. From June 30, 2003 to June 30, 2004, the Company raised a total of $799,407 from private offerings of its securities. For the period from June 30, 2003 to the year ended June 30, 2004, the Company incurred operating costs of $302,421. These amounts include $7,695 in professional and filing fees for the period. In addition, the Company incurred equipment acquisition costs and acquisition costs related to the purchase of and investment in mineral properties of $273,211.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2004, the Company had cash on hand of $224,375 and working capital of $224,375.

     The Company has funded its business to date from sales of its common stock. Gross proceeds from the sale of its common shares during the period from June 30, 2003, through to the year ended June 30, 2004, totaled $799,407. Cash used in operating activities was $271,770 for the period from June 30, 2003 to the year ended June 30, 2004, which reflects the costs of acquiring Grupo Minero Internacional S.A.C. and the costs of the Company's operations.

     There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to continue its exploration of the mineral claims and the Company's venture will fail.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE
---------------

     As of the date of this Annual Report, the Company has not appointed members to an audit committee. As of the date of this Annual Report, no audit committee exists. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.

     The Company intends to establish an audit committee. When established, the audit committee will be comprised of at least two disinterested members. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
(ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management's establishment and enforcement of financial policies and business practices; and
(v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

     The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. The Board of Directors considered whether the Company's principal independent accountant was independent, and concluded that the auditor for the fiscal year ended December 31, 2002 was independent.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

     Index to Financial Statements
     -----------------------------

     Report of Independent Public Accountants dated September 17, 2004 Consolidated Balance Sheets
     Consolidated Statements of Stockholders' Equity (Deficiency)
     Consolidated Statements of Operations
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

                           ANDRESMIN GOLD CORPORATION
                           --------------------------
                           (FORMERLY ANTON DIST. INC.)
                           ---------------------------
                           AND SUBSIDIARY
                           --------------
                           (An exploration stage enterprise)

                           Consolidated Financial Statements
                           June 30, 2004 and 2003
                           (Expressed in U.S. Dollars)
                            -------------------------








                           Index
                           -----
                           Report of Independent Registered Public
                           Accounting Firm                                 F-2

                           Consolidated Balance Sheets                     F-3

                           Consolidated Statements of Stockholders'
                           Equity (Deficiency)                             F-4

                           Consolidated Statements of Operations           F-6

                           Consolidated Statements of Cash Flows           F-7

                           Notes to Consolidated Financial Statements      F-8

M O O R E   S T E P H E N S
---------------------------
E L L I S   F O S T E R   L T D .
---------------------------------
     CHARTERED ACCOUNTANTS


1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com
        -------------------------------
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders
------------------------------------------

ANDRESMIN  GOLD  CORPORATION  (formerly  Anton Dist.  Inc.) AND  SUBSIDIARY  (An
---------------------------------------------------------------------------
exploration stage enterprise)

We have audited the  consolidated  balance sheet of Andresmin  Gold  Corporation
                                                    ----------------------------
(formerly Anton Dist. Inc.) and subsidiary ("the Company") (an exploration stage
------------------------------------------
enterprise) as at June 30, 2004 and the related consolidated statement of stockholders' equity (deficiency), operations and cash flows for the cumulative period from May 6, 1991 (inception) to June 30, 2004, and the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the period from inception (May 6, 1991) through June 30, 2003 were audited by other auditors whose report, dated October 9, 2003, expressed an unqualified opinion on those statements. The financial statements for the period from inception (May 6, 1991) through June 30, 2003 reflect a net loss of $15,250 of the related total. The other auditors' report has been furnished to us and our report insofar as it relates to the amounts included for such period, is based solely on the report of such other auditor.

We conducted our audit in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, these consolidated financial statements present fairly, in all material respects, the financial position of the Andresmin Gold Corporation and subsidiary as at June 30, 2004 and the results of its operations and its cash flows for the cumulative period from May 6, 1991 (inception) to June 30, 2004, and the year ended June 30, 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                            "MOORE STEPHENS ELLIS FOSTER LTD."
September 17, 2004                                       Chartered Accountants


--------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America
     Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================================

                                                                        2004                2003
------------------------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and cash equivalents                                 $       224,375     $             -
  Taxes recoverable                                                  23,607                   -
  Prepaid expenses                                                   15,221                   -
------------------------------------------------------------------------------------------------

Total current assets                                                263,203                   -

Equipment (note 3)                                                   10,111                   -

Mineral property interests (note 4)                                 263,100                   -
------------------------------------------------------------------------------------------------

Total assets                                                $       536,414     $             -
================================================================================================

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                  $        12,352     $         4,175
------------------------------------------------------------------------------------------------

Total liabilities                                                    12,352               4,175
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share capital (note 5)
  Authorized:
    100,000,000 common shares, par value $0.001
     10,000,000 preferred shares, par value $0.001
  Issued:
     47,244,015 (2003 - 46,644,000) common shares                    47,244              46,644

Additional paid-in capital                                          263,838             (35,569)

Share subscriptions received in advance                             500,000                   -

Accumulated (deficit) during the exploration stage                 (287,020)            (15,250)
------------------------------------------------------------------------------------------------

Stockholders' equity (deficiency)                                   524,062              (4,175)
------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficiency)     $       536,414     $             -
================================================================================================

The accompanying notes are an integral part of these financial statements


Approved by the Directors:     "Ian Brodie"               "Robert Weicker"
                             --------------------     ------------------------
                                Ian Brodie                 Robert Weicker

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency)                                                     Page 1 of 2
(Expressed in U.S. Dollars)
 -------------------------
============================================================================================================================


                                             Common Stock            Additional                     Preferred
                                      ---------------------------       paid-in      Preferred          Stock          Share
                                            Shares     Par Amount       capital          Stock         Amount  Subscriptions
----------------------------------------------------------------------------------------------------------------------------

Shares issued for cash, May 6, 1991    52,000,000    $    52,000    $  (51,975)   $         -    $         -    $         -

Net loss                                        -              -             -              -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999 and 2000        52,000,000         52,000       (51,975)             -              -              -

Shares issued for cash                 13,624,000         13,624        (3,574)             -              -              -

Shares issued for services                520,000            520           480              -              -              -

Net loss                                        -              -             -              -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                 66,144,000    $    66,144    $  (55,069)   $         -    $         -    $         -
============================================================================================================================


(con't)
=================================================================
                                         (Deficit)
                                       accumulated          Total
                                            during  stockholders'
                                       exploration         equity
                                             stage   (deficiency)
-----------------------------------------------------------------

Shares issued for cash, May 6, 1991   $         -    $        25

Net loss                                      (25)           (25)
-----------------------------------------------------------------

Balance, June 30, 1999 and 2000               (25)             -

Shares issued for cash                          -         10,050

Shares issued for services                      -          1,000

Net loss                                  (11,995)       (11,995)
-----------------------------------------------------------------

Balance, June 30, 2001                $   (12,020)   $      (945)
=================================================================


The accompanying notes are an integral part of these financial statements







ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency)                                                     Page 2 of 2
(Expressed in U.S. Dollars)
 -------------------------
============================================================================================================================


                                             Common Stock            Additional                     Preferred
                                      ---------------------------       paid-in      Preferred          Stock          Share
                                            Shares     Par Amount       capital          Stock         Amount  Subscriptions
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                 66,144,000    $    66,144    $  (55,069)   $         -    $         -    $         -

Shares cancelled                      (19,500,000)       (19,500)       19,500              -              -              -

Net loss                                        -              -             -              -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002                 46,644,000         46,644       (35,569)             -              -              -

Net loss                                        -              -             -              -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003                 46,644,000         46,644       (35,569)             -              -              -

Shares issued for cash                    600,015            600       299,407              -              -              -

Proceeds received from share
  subscriptions for 333,333 units
  (note 8(a))                                   -              -             -              -        500,000              -

Net loss                                        -              -             -              -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2004                 47,244,015    $    47,244    $  263,838    $         -    $   500,000    $         -
============================================================================================================================


(con't)
=================================================================
                                         (Deficit)
                                       accumulated          Total
                                            during  stockholders'
                                       exploration         equity
                                             stage   (deficiency)
-----------------------------------------------------------------

Balance, June 30, 2001                $   (12,020)   $      (945)

Shares cancelled                                -              -

Net loss                                   (1,830)        (1,830)
-----------------------------------------------------------------

Balance, June 30, 2002                    (13,850)        (2,775)

Net loss                                   (1,400)        (1,400)
-----------------------------------------------------------------

Balance, June 30, 2003                    (15,250)        (4,175)

Shares issued for cash                          -        300,007

Proceeds received from share
  subscriptions for 333,333 units
  (note 8(a))                                   -        500,000

Net loss                                 (271,770)      (271,770)
-----------------------------------------------------------------

Balance, June 30, 2004                $  (287,020)   $   524,062
=================================================================


The accompanying notes are an integral part of these financial statements

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
 -------------------------
===========================================================================================================

                                                    Cumulative from
                                                        May 6, 1991                Year                Year
                                                     (inception) to               ended               ended
                                                           June 30,            June 30,            June 30,
                                                               2004                2004                2003
-----------------------------------------------------------------------------------------------------------

General and administrative expenses
  Advertising and promotion                        $        11,972     $        11,972     $             -
  Bank charges and exchange loss                             3,031               2,737                   -
  Consulting fees                                           33,100              33,100                   -
  Filing fees                                                1,919               1,919                   -
  Office and general                                         2,762               2,432                 180
  Professional fees                                         20,402               5,776               1,220
  Travel                                                    18,479              18,479                   -
-----------------------------------------------------------------------------------------------------------

                                                            91,665              76,415               1,400

Other item
  Property exploration and investigation costs             195,355             195,355                   -
-----------------------------------------------------------------------------------------------------------

Net (loss) for the period                          $      (287,020)    $      (271,770)    $        (1,400)
===========================================================================================================

(Loss) per share - basic and diluted                                   $          0.00     $          0.00
===========================================================================================================

Weighted average common
  shares outstanding - basic and diluted                                    46,816,135          46,644,000
===========================================================================================================


The accompanying notes are an integral part of these financial statements

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
 -------------------------
===========================================================================================================

                                                    Cumulative from
                                                        May 6, 1991                Year                Year
                                                     (inception) to               ended               ended
                                                           June 30,            June 30,            June 30,
                                                               2004                2004                2003
-----------------------------------------------------------------------------------------------------------

Cash flows from (used in)
  operating activities
    Net (loss) for the period                      $      (287,020)    $      (271,770)    $        (1,400)

    Changes in other assets and liabilities
      Increase in accounts payable and
        accrued liabilities                                 12,352               8,177               1,388
      Increase in taxes recoverable                        (23,607)            (23,607)                  -
      Increase in prepaid expenses                         (15,221)            (15,221)                  -
-----------------------------------------------------------------------------------------------------------

Net cash used in operating activities                     (313,496)           (302,421)                (12)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Funds received through the issuance of
    share capital                                          311,082             300,007                   -
  Share subscriptions received in advance                  500,000             500,000                   -
-----------------------------------------------------------------------------------------------------------

Total cash provided by financing activities                811,082             800,007                   -
-----------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchases of equipment                                   (10,111)            (10,111)                  -
  Purchase of mineral property investment                 (263,100)           (263,100)                  -
-----------------------------------------------------------------------------------------------------------

Total cash used in investing activities                   (273,211)           (273,211)                  -
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in
  cash and cash equivalents                                224,375             224,375                 (12)

Cash and cash equivalents,
  beginning of period                                            -                   -                  12
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
  end of period                                    $       224,375     $       224,375     $             -
===========================================================================================================


The accompanying notes are an integral part of these financial statements

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


1.   Nature of Business and Continuance of Operations
-----------------------------------------------------

     Andresmin Gold Corporation ("Andresmin") (formerly Anton Dist. Inc.) was incorporated under the laws of the State of Montana on May 6, 1991.

     On April 29, 2004, Andresmin acquired 100% of the total issued and outstanding shares of Grupo Minero Internacional S.A.C. a private company organized under the laws of Peru (note 6).

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.


2.   Significant Accounting Policies
------------------------------------

     The financial statements of Andresmin have been prepared in accordance with accounting principles generally accepted in the United States of America within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

     (a)  Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Grupo Minero International S.A.C. ("Grupo"). All inter-company transactions and balances have been eliminated.

     (b)  Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


2.   Significant Accounting Policies (continued)
------------------------------------------------

     (c)  Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2004, cash and cash equivalents consist of cash only.

     (d)  Equipment

          Equipment is recorded at cost. The Company provides for depreciation at the following annual rate:

               Computer equipment                30% declining balance

          One-half of normal depreciation is taken in the year of acquisition.

     (e)  Mineral Properties and Exploration Expenses

          The mineral property acquisition costs are capitalized.

          Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2004, the Company did not have proven or probable reserve.

     (f)  Assets Retirement Obligations

          The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2004 and 2003, the Company does not have any asset retirement obligations.

          Cost associated with environmental remediation obligation are accrued at the most likely estimate when it is probable that such costs will be incurred and they can be reasonably estimated.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


2.   Significant Accounting Policies (continued)
------------------------------------------------

     (g)  Stock-Based Compensation

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation; As amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and disclosure - Amendment of SFAS No. 123. SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to employees' stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board (`APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

     (h)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended June 30, 2004 and 2003.

     (i)  Foreign Currency Transactions

          The Company maintains its accounting records in U.S. dollars.

          At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in foreign currency are re-evaluated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

     (j)  Fair Value of Financial Instruments and Concentration of Risks

          The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. As at June 30, 2004 and 2003, the balance placed in these financial institutions did not exceed the insured limit. Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


2.   Significant Accounting Policies (continued)
------------------------------------------------

     (k)  Long-Lived Assets Impairment

          Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the impairment or disposal of long-lived assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

     (l)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (m)  Accounting for Derivative Instruments and Hedging Activities

          The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this statement does not have an impact on the Company's consolidated financial statements.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


2.   Significant Accounting Policies (continued)
------------------------------------------------

     (n)  Loss Per Share

          Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings Per Share. Diluted loss per share is equal to the basic loss per share for the years ended June 30, 2004 and 2003 as there were no outstanding common stock equivalents.

     (o)  Comprehensive Income

          The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended June 30, 2004 and 2003.

     (p)  New Accounting Pronouncements

          In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132(R) does not have an impact on the Company's financial position or results of operations.

          In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. SAB No. 105 is effective for loan commitments entered into on or after April 1, 2004. The adoption of SAB No. 105 does not have an impact on the Company's consolidated financial statements.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


3.   Equipment
--------------

     Equipment is comprised of the following:

                                         2004                                 2003
                         --------------------------------------------  ---------------
                              Cost      Accumulated    Net Book Value   Net Book Value
                                       Depreciation
     ------------------  ----------  ---------------  ---------------  ---------------

     Computer equipment  $  10,111            $   -        $  10,111            $   -
     ==================  ==========  ===============  ===============  ===============

     No depreciation was claimed in the current period.


4.   Mineral Property Interests
-------------------------------

     Pursuant to an agreement dated February 17, 2004, the Company acquired a 100% undivided interest in eight mining concessions, four of which are located in Chumbivilcas County, District of Livitaca, Peru, known as the Winicocha project, and four located in Huaraz County, District of Pira, Peru, known as the Huarangayoc/Pira project.

     Consideration included the cash payment of $230,000 and the granting of a 2 1/2% Net Smelter Royalty on the properties.

     The Company also acquired fourteen additional concessions located in the districts of Livitaca (7), Azangaro, Santiago de Pupuja, Tisco, Tirapata, Caraveli, Espinar and Asillo.

     The total costs associated with the acquiring of these concessions was $33,100.


5.   Share Capital
------------------

     (a)  Stock Splits

          During the fiscal years 2000, 2002 and 2004 the Company's board of directors authorized stock splits of 20:1, 8:1 and 13:1, respectively.

          All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the stock splits.

     (b)  Incentive Stock Options and Share Purchase Warrants

          As at June 30, 2004, there were no incentive stock options nor share purchase warrants outstanding.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


6.   Acquisition of Subsidiary
------------------------------

          On April 29, 2004, Andresmin acquired all of the outstanding common shares of Grupo Minero Internacional S.A.C., a private company organized in Peru. The total purchase price was $230,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the net assets acquired on the basis of their respective fair values on the acquisition date. The allocation is as follows:

               Mineral property interest                $  230,000
                                                        ===========


7.   Stock Option Plan
----------------------

     The Board of Directors (the "Board") approved a stock option plan (the "Plan") on March 20, 2004. Under the Plan, the Board may grant to key personnel of the Company to receive one or more incentive stock options to purchase common shares of the Company allotted by the Board. The recipient must meet certain eligibility criteria in order to receive the options. The number of shares reserved for any one individual may not exceed 10% of the issued and outstanding share capital of the Company.

     The Plan is to be administered by the Board and shall terminate at midnight on March 30, 2024.

     As at June 30, 2004, the Company has not granted any stock options.


8.   Related Party Transaction
------------------------------

     The aggregate amount of expenditures made to parties not at arm's length to the Company and not disclosed elsewhere are as follows:

     o The mineral property comprising of eight mining concessions, as described in note 4, was acquired from a director of the Company.

ANDRESMIN GOLD CORPORATION
--------------------------
(FORMERLY ANTON DIST. INC.) AND SUBSIDIARY
------------------------------------------
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Expressed in U.S. Dollars)
 -------------------------
================================================================================


9.   Subsequent Events
----------------------

     Subsequent to June 30, 2004, the Company entered into the following transactions:

     (a) The Company offered for sale through a non-U.S. private placement 333,333 units at a price of $1.50 per unit. Each unit was to be comprised of one common share and one non-transferable share purchase warrant entitling the holder to acquire one additional common share at a price of $1.50 for a period of two years commencing upon the date of issuance of the within units by the Board.

     (b) The Company has entered into a lease agreement for office premises. The lease is for a two year term, ending July 2006, and requires monthly payments of $1,112.

     (c) The Company advanced $40,000 by way of two promissory notes to a director of the Company. The notes are non-recourse and repayable on demand. In exchange for advancing the funds, the Company has secured a right of first refusal on any property or project, secured by or optioned by the director or his associated company, located in Peru.

     (d) The Company agreed to cancel 15,000,000 shares previously issued with such shares being returned to treasury.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On May 11, 2004, the Company dismissed Janet Loss, C.P.A., P.C., Certified Public Accountant ("Janet Loss") as the principal independent accountant of the Company. The Board of Directors of the Company authorized the dismissal of Janet Loss on May 11, 2004.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Janet Loss, there were no disagreements with Janet Loss which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Janet Loss would have caused Janet Loss to make reference to the subject matter of the disagreements in connection with its reports. Janet Loss as the Company's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

     On March 30, 2004, the board of directors of the Company approved and authorized the engagement of Moore Stephens Ellis Foster Ltd., Chartered Accountants, of 1650 West 1st Ave., Vancouver, B.C., Canada, V6J 1G1, as the principal independent accountant for the Company. In addition, effective May 10, 2004 by action of a majority of the shareholders of the Company, the shareholders approved and ratified the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountants for the Company for the fiscal year ending June 30, 2004.

     The Company's principal independent accountant from May 11, 2004 to the current date is Moore Stephens Ellis Foster Ltd.

Item 8A.  CONTROLS AND PROCEDURES
---------------------------------

     The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

Item 8B.  OTHER INFORMATION
---------------------------

     The Company inadvertently did not report on a Form 8-K the information about the change in the principal independent accountant for the Company from Janet Loss, C.P.A., P.C. to Moore Stephens Ellis Foster Ltd., which is discussed in Item 8 "Change in and Disagreement with Accountants on Accounting and Financial Disclosure", hereinabove.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------

     As of the date of this Annual Report, the directors and officers of the Company are as follows:

      Name                 Age                  Position
      ----                 ---                  --------

Len De Melt (1)            58                   Director

Lance Larsen (2)           45                   Secretary

Ian Brodie (3)             49                   President and Director

Robert Weicker (4)         51                   Director

----------------------------------------------------------------------

(1) Mr. Len De Melt was elected a director of the Company on May 10, 2004 by notice of action by the majority shareholders of the Company and was appointed the President of the Company on the same day. Mr. De Melt resigned as the President of the Company, but not as a director of the Company on August 24, 2004.

(2) Mr. Lance Larsen has been the Secretary and a director of the Company since September 5, 2002. Mr. Larsen resigned as a director of the Company on August 24, 2004.

(3) Mr. Ian Brodie was appointed as the President and a director of the Company on August 24, 2004.

(4) Mr. Robert Weicker was appointed as a director of the Company on September 10, 2004.

     Biographies of the Executive Officers/Directors
     -----------------------------------------------

     LEN DE MELT B.A., ASc T, Hd.M. has been a Mine Manager of an open pit mine in Guinea, Africa, which is controlled by the Trivalence Mining Corporation, a British Columbia corporation that is listed on the TSX Venture Exchange, from 2000 to present. As Mine Manager, Mr. De Melt manages 550 employees. He manages operations and maintenance: 21 sub departments, which include 3 Ore Treatment Plants/Mills, engine re-build shop, Manitowoc shovel/dragline re-build shop, Caterpillar Heavy equipment re-build shop, Tire vulcanization shop, Electrical generator/motor re-wind shop, Telecommunications shop, Light Vehicle Maintenance shop, field Manitowoc shovel/dragline maintenance, field Heavy maintenance and Townsite power and water maintenance. From 1998 to 2000 Mr. De Melt was manager of Yanacocha (one of the World's top mines - Open Pit Heap Leach) located in Peru. Mr. De Melt has also provided mining consulting to certain companies from 1997 to 1999. From 1995 to 1997, Mr. De Melt was the President, Manager and Chief Engineer for Goldust Mines Ltd., a company operating out of Val Dor, Quebec, Canada. While at Goldust Mines Ltd., Mr. De Melt arranged financing, managed and put into production the Croiner Mine. Mr. De Melt graduated from the British Columbia Institute of Technology with a Mechanical diploma. On May 14, 1969, Mr. De Melt graduated from the Haileybury School of Mines-Engineering. Mr. De Melt is a member of the Association of Applied Sciences of British Columbia. In addition, Mr. De Melt is a member of the Canadian Institute of Mining and Metallurgy.

     LANCE LARSEN has been an officer and a director of the Company since September 5, 2002. From December, 1996 to the present he has served as President and Chief Executive Officer of Larsen International, Inc., a business consultancy firm specializing in mergers and acquisitions. From August 1997 to June 2000, he served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies. His duties there include hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance. From June 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories. His duties there were to hire and train all sales staff and design and maintain all software and network installations. Mr. Larsen graduated with honors from the Canadian Investment Funds Institute and the Dale Carnegie sales course.

     IAN BRODIE has been the President and a director of the Company since August 24, 2004. In addition, Mr. Brodie is the Secretary and director of Solara Capital Inc., a non-reporting issuer. Mr. Brodie has over 20 years of experience in capital markets and brings a high level of corporate finance and management experience to the Company. During a career that began as an investment executive for a Canadian national brokerage firm, Mr. Brodie's resume encompasses corporate restructuring, mergers, acquisitions and divestitures. His specialized expertise includes in-depth knowledge of the brokerage and finance community. Mr. Brodie has served on the board of directors of several national public companies, including Cascadia Brands Inc. and Unilens Vision Inc. Mr. Brodie has also been involved in senior management roles in the mining industry, serving on the board of directors of companies such as Carson Gold Corp. (now Vengold), Ghana Goldfields Ltd. and as President and director of Crystallex International Corp.

     ROBERT WEICKER has been a director of the Company since September 10, 2004. Mr. Weicker is also a director and Vice President of Exploration for Aberdene Mines Limited, which is listed and posted for trading on the NASD

Over-the-Counter Bulletin Board. Mr. Weicker is also a director of the following companies: Crosshair Exploration & Mining Corp.; Gold Point Exploration Ltd.; Hathor Exploration Ltd.; Kernow Resources and Developments Ltd.; and Triex Minerals Corp. Mr. Weicker has over 25 years in the mineral exploration and mining industry, from greenfield exploration to production operations. His early career included serving as a Geologist to several Noranda Mines Group companies. Mr. Weicker joined Lac Minerals in 1984, and in 1988 he assumed the role of Chief Mining Geologist for Equinox Resources Ltd., and was involved with the start-up, development, and production of the Van Stone zinc mine in Washington. In addition, Mr. Weicker was involved in the exploration and development of the Rosebud UG gold mines in Nevada, and direct supervision of a multimillion-dollar development program on a polymetallic deposit in British Columbia, Canada, resulting in a significant expansion of reserves and the discovery of the Yellow Jacket zinc deposit. Since 1999, Mr. Weicker has developed his own consulting company, with a focus on Asia, Mongolia and Nevada. Mr. Weicker has an honours degree in Earth Science from the University of Waterloo, Ontario in 1977, and is a Professional Geoscientist of the Association of Professional Engineers and Geoscientists of British Columbia, Canada.

     Family Relationships
     --------------------

     There are no family relationships between any of the officers or directors of the Company.

     Involvement in Certain Legal Proceedings
     ----------------------------------------

     As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

INDEMNIFICATION OF OFFICERS AND DIRECTORS
-----------------------------------------

     As  permitted  by Montana  law,  the  Company's  Articles of  Incorporation
provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or wilful misconduct. Insofar as indemnification for liabilities arising under the U.S. Securities Act of 1933, as amended, may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION OF LIABILITY
----------------------

     Pursuant to the Montana Business Corporation Act, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Montana Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any directors liability under federal or applicable state securities laws.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

     As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     Section 16(a) of the U.S. Securities Exchange Act, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act.

     Based solely upon a review of the Forms 3, 4, and 5 furnished to the Company for the fiscal year ended June 30, 2004, the Company has determined that its directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

     Mr. Kenneth Larsen, a former director and President of the Company, has failed to timely file his initial Form 3 relating to his acquisition of his initial 1,425,000 shares of common stock of the Company on September 15, 2003. Mr. Larsen filed this Form 3 on January 15, 2004. In addition, Mr. Larsen has failed to timely file his Form 4 relating to his disposition of his 18,525,000 (post forward stock split on a basis of 13-for-1) shares to Mr. Ian Brodie on September 2, 2004. Mr. Len De Melt and Mr. Wayne Johnstone have failed to timely file their Form 3's relating to their election as directors of the Company on May 10, 2004.

CODE OF ETHICS
--------------

     At this time, the Company has not adopted a code of ethics as it has recently restructured its board of directors and has not been an active business until the recent acquisition of its wholly-owned subsidiary, Grupo Minero Internacional S.A.C., which occurred in late July, 2004. Now that the Company is ready to move forward with its business, the Company intends to adopt a code of ethics in the near future.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

COMPENSATION OF OFFICERS AND DIRECTORS
--------------------------------------

     The following table sets out the compensation received by the President and CEO of the Company for the last three fiscal years ended June 30, 2004. The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

     Summary Compensation Table
     --------------------------

                            Annual Compensation      Awards     Payouts
                           ---------------------  ------------  -------
                              $      $       $     $      #       $        $
Name and Position   Year   Salary  Bonus   Other  RSA  Options   LTIP     Other
-----------------   ----   ------  -----   -----  ---  -------    ---      ---

Kenneth Larsen (1)  2002     Nil    Nil     Nil   Nil    Nil      Nil      Nil
Prior President     2003     Nil    Nil     Nil   Nil    Nil      Nil      Nil
and director        2004     Nil    Nil     Nil   Nil    Nil      Nil      Nil

Len De Melt (2)     2004     Nil    Nil     Nil   Nil    Nil      Nil      Nil
Prior President

Ian Brodie (3)      2004     Nil    Nil     Nil   Nil    Nil      Nil      Nil
President and
director
-------------------------------------------------------------------------------
(1) Mr. Kenneth Larsen was not re-elected as a director of the Company on May 10, 2004 by action of the majority shareholders. In addition, Mr. Larsen was not re-appointed as the President of the Company on the same date.

(2) Mr. Len De Melt was elected as a director of the Company on May 10, 2004 by action of the majority shareholders and was appointed the President of the Company on the same date. Mr. De Melt resigned as the President of the Company but not as a director of the Company on August 24, 2004.

(3) Mr. Ian Brodie was appointed as President and a director of the Company on August 24, 2004.

     No long term incentive plan awards were made to any executive officer during the fiscal year ended June 30, 2004.

     Officers and directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. As of the date of this Annual Report, none of the officers or directors are a party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

     There  were  no  formal   arrangements   under  which  our  directors  were
compensated by the Company during the most recently completed fiscal year for their services solely as directors.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

     As of the date of this Annual Report, there are 32,244,015 shares of common stock of the Company issued and outstanding.

-------------------------------------------------------------------------------
Title of Class    Name and Address of           Amount and Nature     Percent
                   Beneficial Owner                 of Class         of Class
-------------------------------------------------------------------------------
                                                                        (1)
Common Stock      Ian Brodie                        3,525,000          10.93%
                  1010 Beach Ave., Suite 701
                  Vancouver, B.C.
                  Canada, V6E 1T7

                                                                        (1)
Common Stock      Lance Larsen                      6,500,000          20.16%
                  16125 Shawbrooke Rd. SW
                  Calgary, Alberta
                  Canada, T2X 2X7

Common Stock      Len De Melt                          Nil               Nil%
                  255 3rd St. West, Apt. 109
                  North Vancouver, B.C.
                  Canada, V7M 1G2

Common Stock      Robert Weicker                       Nil               Nil%
                  3000 Walton Ave.
                  Coquitlam, B.C.
                  Canada, V3B 6V6
                                                                        (1)
Common Stock      All current officers and         10,025,000          31.09%
                  directors as a group
                  (4 persons)
-------------------------------------------------------------------------------
(1)  These are restricted shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

     On March 30, 2004, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). In addition, on May 10, 2004, all of the shareholders of the Company approved the Stock Option Plan. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to exceed twenty percent (20%) of the total issued and outstanding shares of common stock of the Company. At the time the Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

     In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days after the effective date that his position ceases, and after such ninety-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days (or up to thirty (30) days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such ninety-day or thirty-day period any unexercised Stock Option shall expire.

     No Stock Options granted under the Stock Option Plan will be transfereable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

     The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

     Incentive Stock Options
     -----------------------

     The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     As of the date of this Annual Report, no Stock Options nor Incentive Stock Options have been granted. In accordance with the terms of the Stock Option Plan, the Board of Directors is authorized, without further shareholder approval, to grant such options from time to time to acquire up to an aggregate of 9,100,000 shares of the Company's restricted common stock on a post forward stock split basis, which occurred on May 10, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     There are no transactions between the Company and its directors, officers, or other related parties during the fiscal year ended June 30, 2004, which exceeded $60,000.

ITEM 13.  EXHIBITS
------------------

     The following exhibits are filed as part of this Annual Report:

     3.1  Articles of Amendment dated May 6, 2004.

     10.1 Stock Option Plan dated March 30, 2004.

     10.2 Letter Agreement between the Company, Grupo Minero Internacional S.A.C. and the shareholders of Grupo Minero Internacional S.A.C., dated May 7, 2004.

     10.3 Amendment to the Letter  Agreement  between the Company,  Grupo Minero
          Internacional   S.A.C.   and  the   shareholders   of   Grupo   Minero
          Internacional S.A.C., dated June 10, 2004.

     31.1 Certification under Rule 13a-14(a).

     31.2 Certification under Rule 13a-14(a).

     32.1 Certification under Section 1350.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     Audit Fees
     ----------

     During the fiscal years ended June 30, 2003 and 2004, the Company's principal accountants have not yet billed the Company for professional services rendered in connection with the audit of the Company's annual and quarterly financial statements for the respective fiscal periods. The Company's principal accountant did not bill any other audit related fees during the respective time periods.

     Tax Fees
     --------

     During the fiscal years ended June 30, 2003 and 2004, the Company's principal accountant has not yet billed the Company for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of income tax returns for the respective periods.

     All Other Fees
     --------------

     During the fiscal years ended June 30, 2003 and 2004, the Company's principal accountants has not yet billed the Company for professional services other than audit and tax services, if any.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANDRESMIN GOLD CORPORATION

Dated: September 27, 2004                 By:   /s/ Ian Brodie
                                              ----------------------------------
                                              Ian Brodie, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ian Brodie                                     Dated: September 27, 2004
------------------------
Ian Brodie, President
and Director


/s/ Len De Melt                                    Dated: September 27, 2004
------------------------
Len De Melt, Director


/s/ Robert Weicker                                 Dated: September 27, 2004
------------------------
Robert Weicker, Director

Exhibit Index
-------------


Exhibit #                                                                Page#
---------                                                                -----

  3.1          Articles of Amendment dated May 6, 2004.                    28

 10.1          Stock Option Plan dated March 30, 2004.                     30

 10.2          Letter Agreement  between the Company,  Grupo               39
               Minero    Internacional    S.A.C.   and   the
               shareholders  of Grupo  Minero  Internacional
               S.A.C., dated May 7, 2004.

 10.3          Amendment to the Letter Agreement between the               43
               Company,  Grupo Minero  Internacional  S.A.C.
               and  the   shareholders   of   Grupo   Minero
               Internacional S.A.C., dated June 10, 2004.

 31.1          Certification under Rule 13a-14(a).                         45

 31.2          Certification under Rule 13a-14(a).                         47

 32.1          Certification under Section 1350.                           49