Form 10QSB
period 2004-09-30
ANDRESMIN GOLD CORP
filed 2004-11-19
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2004            Commission File Number 000-33057
                                                                       ---------

                           ANDRESMIN GOLD CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            Montana                                              84-1365550
            -------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

   1450 - 409 Granville St., Vancouver,
         British Columbia, Canada                                   V6C 1T2
------------------------------------------                          -------
  (Address of Principal Executive Offices)                        (Zip Code)

                                 (604) 669-3707
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X          No
                                  -----          -----

Applicable only to issuers involved in bankruptcy proceedings during the
------------------------------------------------------------------------
preceding five years
--------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes             No
                                  -----          -----

Applicable only to corporate issuers
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 97,732,044 shares as of November 15, 2004.

Transitional Small Business Disclosure Format:
---------------------------------------------

                               Yes           No  X
                                  -----        -----

                                Table of Contents
                                -----------------


PART I   FINANCIAL INFORMATION
------------------------------

Item 1      Financial Statements............................................3

Item 2.     Management's Discussion and Analysis or Plan of Operation.......4

Item 3.     Controls and Procedures.........................................8

Part II  OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings...............................................8

Item 2.     Changes in Securities and Use of Proceeds.......................8

Item 3.     Defaults Upon Senior Securities.................................8

Item 4.     Submission of Matters to a Vote of Securities Holders...........8

Item 5.     Other Matters...................................................9

Item 6.     Exhibits........................................................9

            Signatures......................................................9

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------



                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                       September 30,        June 30,
Expressed in U.S. dollars                                   2004              2004
---------------------------------------------------------------------------------------
                                                        (Unaudited)        (Audited)

ASSETS
------

Current Assets

  Cash and cash equivalents                            $       5,195     $     224,375
  Taxes recoverable                                           34,925            23,607
  Prepaid expenses and other current assets                    4,474            15,221
  Amount due from related party (Note 2)                      30,000                 -
---------------------------------------------------------------------------------------
Total Current Assets
                                                              74,594           263,203


Furniture and Equipment (Note 3)                              15,535            10,111
Mineral property interests                                   263,100           263,100

---------------------------------------------------------------------------------------

Total Assets                                           $     353,229     $     536,414
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities

  Accounts payable and other accrued liabilities       $      52,271     $      12,352
  Promissory notes (Note 4)                                   23,758                 -
---------------------------------------------------------------------------------------
                                                              76,029            12,352
Commitments and Contingencies                                      -                 -
Stockholders' Equity
  Authorized:
  100,000,000 common shares: $0.001 par value
   10,000,000 preferred shares: $0.001 par value

  Issued : 32,577,348 (6/30/2004: 47,244,015)
    common shares                                             32,577            47,244
  Additional paid-in capital                                 778,505           263,838
  Share subscriptions received in advance                          -           500,000
  Accumulated other comprehensive income                        (172)                -
  Accumulated deficit during the exploration stage          (533,710)         (287,020)
---------------------------------------------------------------------------------------
Total Stockholders' Equity                                   277,200           524,062

---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $     353,229     $     536,414
=======================================================================================





            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Cumulative from
                                                    May 9, 1991
                                                   (inception) to          Three months ended
                                                   September 30,              September 30,
Expressed in U.S. dollars                               2004              2004             2003
----------------------------------------------------------------------------------------------------

Expenses
  Advertising and promotion                        $      31,385     $      19,413    $           -
  Bank charges, interest and exchange loss                 7,060             4,029                -
  Consulting fees                                         65,358            32,258                -
  Depreciation                                               348               348                -
  Filing fees                                              2,359               440              200
  Office and general                                      31,003            28,241              140
  Professional fees                                       34,724            14,322              800
  Travel                                                  54,894            36,415                -
----------------------------------------------------------------------------------------------------
Total expenses                                           227,131           135,466            1,140

Other item
  Property exploration and investigation costs           310,754           115,399                -
  Amount due to related party written off                 (4,175)           (4,175)               -
----------------------------------------------------------------------------------------------------
                                                         306,579           111,224                -

Net loss for the period                            $    (533,710)    $    (246,690)   $      (1,140)
====================================================================================================

Basic and diluted loss per share                                     $       (0.01)   $       (0.00)
====================================================================================================
Weighted average shares outstanding - basic
and diluted                                                             37,008,508       46,644,000
====================================================================================================




















            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three months ended September 30, 2004
      and period from May 6, 1991 (date of inception) to September 30, 2004
                                  ( Unaudited )




                                            Common shares           Additional         Preferred shares
                                      --------------------------     paid-in      --------------------------        Share
Expressed in U.S. dollars                shares      par amount      capital         shares      par amount    subscriptions
----------------------------------------------------------------------------------------------------------------------------

Shares issued for cash, May 6, 1991    52,000,000   $    52,000    $   (51,975)             -   $         -    $          -
Net loss                                                      -              -              -             -               -
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 and 2000        52,000,000   $    52,000    $   (51,975)             -   $         -    $          -
Shares issued for cash                 13,624,000        13,624         (3,574)             -             -               -
Shares issued for services                520,000           520            480              -             -               -
Net loss                                                      -              -              -             -               -

----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                 66,144,000   $    66,144    $   (55,069)             -   $         -    $          -
Shares cancelled                      (19,500,000)      (19,500)        19,500              -             -               -
Net loss                                                      -              -              -             -               -

----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                 46,644,000   $    46,644    $   (35,569)             -   $         -    $          -
Net loss                                                      -              -              -             -               -

----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                 46,644,000   $    46,644    $   (35,569)             -   $         -    $          -
Shares issued for cash                    600,015           600        299,407              -             -               -
Proceeds received from share
 subscriptions for 333,333 units                              -              -              -             -         500,000
Net loss                                                      -              -              -             -               -

----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                 47,244,015   $    47,244    $   263,838              -   $         -    $    500,000
Shares cancelled                      (15,000,000)      (15,000)        15,000              -             -               -
Shares issued for cash                    333,333           333        499,667              -             -        (500,000)
Translation adjustments                                       -              -              -             -               -
Net loss                                                      -              -              -             -               -

----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004            32,577,348   $    32,577    $   778,505              -   $         -    $          -
============================================================================================================================


(continued)
-----------
                                                       Accumulated
                                       Accumulated       deficit
                                          other          during
                                      comprehensive    exploration
Expressed in U.S. dollars                income           stage          Total
----------------------------------------------------------------------------------

Shares issued for cash, May 6, 1991   $          -    $          -    $        25
Net loss                                         -             (25)           (25)
----------------------------------------------------------------------------------
Balance, June 30, 1999 and 2000       $          -    $        (25)   $         -
Shares issued for cash                           -               -         10,050
Shares issued for services                       -               -          1,000
Net loss                                         -         (11,995)       (11,995)

----------------------------------------------------------------------------------
Balance, June 30, 2001                $          -    $    (12,020)   $      (945)
Shares cancelled                                 -               -              -
Net loss                                         -          (1,830)        (1,830)

----------------------------------------------------------------------------------
Balance, June 30, 2002                $          -    $    (13,850)   $    (2,775)
Net loss                                         -          (1,400)        (1,400)

----------------------------------------------------------------------------------
Balance, June 30, 2003                           -         (15,250)        (4,175)
Shares issued for cash                           -               -        300,007
Proceeds received from share
 subscriptions for 333,333 units                 -               -        500,000
Net loss                                         -        (271,770)      (271,770)

----------------------------------------------------------------------------------
Balance, June 30, 2004                $          -    $   (287,020)   $   524,062
Shares cancelled                                 -               -              -
Shares issued for cash                           -               -              -
Translation adjustments                       (172)              -           (172)
Net loss                                         -        (246,690)      (246,690)

----------------------------------------------------------------------------------
Balance, September 30, 2004           $       (172)   $   (533,710)   $   277,200
==================================================================================

            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Cumulative from
                                                                 May 9, 1991
                                                                (inception) to           Three months ended
                                                                September 30,              September 30,
Expressed in U.S. dollars                                            2004              2004              2003
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                      $    (533,710)    $    (246,690)    $      (1,140)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation                                                          348               348                 -
    Write-off of amount due to related party                           (4,175)           (4,175)                -
    Translation adjustment                                               (172)             (172)
    Changes in assets and liabilities
      Taxes recoverable                                               (34,925)          (11,318)                -
      Prepaid expenses and other current assets                        (4,475)           10,746                 -
      Accounts payable and accrued liabilities                         56,446            44,094             1,140
------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                              (520,663)         (207,167)                -
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to equipment                                              (15,882)           (5,771)                -
  Acquisition of mineral property interests                          (263,100)                -                 -
------------------------------------------------------------------------------------------------------------------
  Net cash flows used in investing activities                        (278,982)           (5,771)                -
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Funds received through issuance of share capital                    811,082           500,000                 -
  Share subscriptions received in advance                                   -          (500,000)                -
  Promissory notes                                                     23,758            23,758                 -
  Amount due from related party                                       (30,000)          (30,000)                -
------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities           804,840            (6,242)                -
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    5,195          (219,180)                -
Cash and cash equivalents - beginning of period                             -           224,375                 -
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                       $       5,195     $       5,195     $           -
==================================================================================================================

Supplemental Information:
-------------------------
Cash paid for:
    Interest                                                                      $          46     $           -
    Income taxes                                                                              -                 -



            See condensed notes to consolidated financial statements

                           ANDRESMIN GOLD CORPORATION
                     (Previously known as Anton Dist. Inc.)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                  ( Unaudited )


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2004 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include Andresmin Gold Corporation and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

Certain  items  have  been   reclassified  to  conform  to  the  current  period
presentation. There is no effect on total results of operations or shareholders' equity.

Note 2 - Amount Due From a Related Party
----------------------------------------

The Company advanced $30,000 by way of two promissory notes to a director of the Company. The notes are non-recourse and repayable on demand. In exchange for advancing the funds, the Company has secured a right of first refusal on any property or project, secured by or optioned by the director or his associated company, located in Peru.

Note 3 - Furniture and Equipment
--------------------------------

Furniture and equipment consist of the followings:-

                                         September 30,           June 30,
                                                  2004               2004
                                        --------------     --------------

Furniture and fittings                  $       4,296      $           -
Other equipment                                 2,377                  -
Computer equipment                              9,863             10,111
                                        --------------     --------------
Total                                          16,536             10,111
Less : Accumlated depreciation                 (1,001)                 -
                                        --------------     --------------
Net book value                          $      15,535      $      10,111
                                        ==============     ==============

Note 4 - Promissory Notes
-------------------------

The Company has received $20,000 and CDN4,750 ($3,758) from two individuals by way of two promissory notes. The notes are non-interest bearing and repayable on demand.

Note 5 - Share Capital, Stock Options and Share Purchase Warrants
-----------------------------------------------------------------

(a)  Common shares

On May 10, 2004 the Board of Directors declared a thirteen to one (13-1) forward split of the registrant's common stock. Figures of prior periods have been retroactively restated to reflect the effect of the forward stock-split.

During the quarter ended September 30, 2004, the Company cancelled the 15,000,000 common shares returned to treasury.

The Company completed a non-U.S. private placement of 333,333 units at a price of $1.50 per unit. Each unit was comprised of one common share and one non-transferable share purchase warrant entitling the holder to acquire one additional common share at a price of $1.50 for a period of two years.

(b)  Stock Options

No stock options were granted, exercised or cancelled during the three months ended September 30, 2004. As of September 30, 2004, there were no outstanding stock options.

(c)  Share Purchase Warrants

During the quarter ended September 30, 2004, 333,333 share purchase warrants were issued pursuant to a non-U.S. private placement. The exercise price of the warrants is $1.50 and the warrants will expire on September 3, 2006.

No share purchase warrants were exercised or canceled during the three months ended September 30, 2004. As of September 30, 2004, 333,333 share purchase warrants were outstanding with an exercise price of $1.50 each expiring on September 3, 2006.

Note 6 - Subsequent Events
--------------------------

Effective October 18, 2004, the Company has by action of the Board of Directors affected a forward stock split of the Company's issued and outstanding shares of common stock on a basis of three new shares for each one old share.

On October 20, 2004, the Company has issued a convertible debenture for $150,000 maturing on October 20, 2006. The debenture bears interest at 8% per annum and is payable on a semi-annually basis. The lender has the option to convert some or all of the outstanding principal and interest unpaid into units of the Company at a price of $0.50 per unit (post 1 for 3 forward split). Each unit consists of one common share of the Company and one share purchase warrant for purchase one additional common share at a price of $0.50 per share (post 1 for 3 forward split) for a period of two years. The convertible debenture is generally secured by the assets of the Company.

On October 27, 2004, the Company has issued a convertible debenture for $1,200,000 maturing on October 27, 2006. The debenture bears interest at 8% per annum and is payable on a semi-annually basis. The lender has the option to convert some or all of the outstanding principal and interest unpaid into units of the Company at a price of $0.50 per unit (post 1 for 3 forward split). Each unit consists of one common share of the Company and one share purchase warrant for purchase one additional common share at a price of $0.50 per share (post 1 for 3 forward split) for a period of two years. The convertible debenture is generally secured by the assets of the Company.

On October 28, 2004, the Company has issued a convertible debenture for $250,000 maturing on October 28, 2006. The debenture bears interest at 8% per annum and is payable on a semi-annually basis. The lender has the option to convert some or all of the outstanding principal and interest unpaid into units of the Company at a price of $0.50 per unit (post 1 for 3 forward split). Each unit consists of one common share of the Company and one share purchase warrant for purchase one additional common share at a price of $0.50 per share (post 1 for 3 forward split) for a period of two years. The convertible debenture is generally secured by the assets of the Company.

On November 5, 2004, the Company has issued a convertible debenture for $100,000 maturing on November 5, 2006. The debenture bears interest at 8% per annum and is payable on a semi-annually basis. The lender has the option to convert some or all of the outstanding principal and interest unpaid into units of the Company at a price of $0.50 per unit (post 1 for 3 forward split). Each unit consists of one common share of the Company and one share purchase warrant for purchase one additional common share at a price of $0.50 per share (post 1 for 3 forward split) for a period of two years. The convertible debenture is generally secured by the assets of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

PLAN OF OPERATION
-----------------

The Company's plan of operations for the twelve months following the date of this report is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

     1. The Company plans to conduct further exploration on the property consisting of additional IP and ground magnetic survey. It anticipates that the cost of this program will be approximately $100,000. The Company expects to commence this exploration program in the spring of 2005 depending on the availability of personnel and equipment. This phase is expected to take approximately two months to complete.

     2. If warranted by the results of the IP survey, the Company intends to commence a drilling program of approximately 10 holes estimated to cost $500,000. The Company currently has sufficient funds to conduct this program, and this program would be conducted during the summer of 2005 and will take approximately six weeks to complete.

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

As at September 30, 2004, the Company had cash reserves of $5,195. Subsequent to that date, however, the Company completed a financing of gross proceeds of $1,700,000 on November 8, 2004.

During the 12-month period following the date of this statement, the Company does not anticipate generating any revenues. While the Company has sufficient funds to conduct the scheduled 10-hole drill program, it does not have funds to continue work on the property beyond this. The Company anticipates that any additional funding will be in the form of equity financing from the sale of our common stock. However, the Company does not have any financing arranged and it cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund any additional exploration programs. In the absence of such financing, the Company's business plan will fail.

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

-    the Company's ability to raise additional funding

-    the market for minerals such as copper and gold

- results of the Company's proposed exploration programs on the mineral property

- the Company's ability to find joint venture partners for the development of its property interests

If the Company is successful in completing further equity financings, existing shareholders will experience dilution of their interest in the Company. In the event the Company is not successful in raising additional financing, it anticipates that it will not be able to proceed with its business plan. In such a case, the Company may decide to discontinue its current business plan and seek other business opportunities in the resource sector. Any business opportunity would require the Company's management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resources property and additional funds will be required to close any possible acquisition. During this period, the Company will need to maintain its periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and the Company cannot raise additional capital to sustain minimum operations, it may be forced to discontinue business operations. The Company does not have any specific alternative business opportunities in mind and has not planned for any such contingency.

Due to the Company's lack of operating history and present inability to generate revenues, its auditors have stated their opinion that there currently exists substantial doubt about its ability to continue as a going concern.

If the Company finds sufficient evidence that warrants further mineral exploration, it would likely conduct additional drilling on the mineral claims to determine if additional mineralization zones exist. While the Company has sufficient funds to complete its phase I drill program, if it decides to conduct additional drilling on the mineral claims, it will require additional funding. The cost of such a program cannot be determined until results from the first phase of exploration are completed. However, the Company estimates that such a program will cost approximately $500,000.

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

Results of Operations
---------------------

The Company has had no operating revenues since its inception on May 6, 1991 through to the quarter ended September 30, 2004. Its activities have been financed from the proceeds of share subscriptions. From June 30, 2004 to September 30, 2004, the Company raised a total of $500,000 from private offerings of its securities. For the period from June 30, 2004 to September 30, 2004, the Company incurred operating costs of $246,690. These amounts include $14,762 in professional and filing fees for the period. In addition, the Company incurred equipment acquisition costs and acquisition costs related to the purchase of and investment in mineral properties of $115,399.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004, the Company had cash on hand of $5,195 and working capital deficit of $1,435.

The Company has funded its business to date from sales of its common stock. During the period of June 30, 2004 to September 30, 2004, the Company closed its previously announced private placement for $500,000. These funds had been received prior to June 30, 2004, as was noted in the Company's financial statements dated June 30, 2004. Cash used in operating activities during the period was $207,167 for the period from June 30, 2004 to September 30, 2004, which reflect the costs of the Company's operations.

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

Off-Balance Sheet Arrangements
------------------------------

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Audit Committee
---------------

As of the date of this Periodic Report, the Company has not appointed members to an audit committee. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.

The Company is in the process of establishing an audit committee. When established, the audit committee will be comprised of at least two disinterested members. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee managements' establishment and enforcement of financial policies and business practices; and (v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

CORPORATE BACKGROUND
--------------------

Business Development
--------------------

Andresmin Gold Corporation, formerly known as Anton Dist. Inc., is a corporation organized under the laws of the State of Montana (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "ADGD".

The Company was incorporated under the laws of the State of Montana on May 6, 1991 under the name "Anton Dist. Inc.". Effective May 10, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of 13 new shares for each one old share and to change the name of the Company from Anton Dist. Inc. to "Andresmin Gold Corporation". Effective October 18, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of three (3) new shares for each one old share.

As of the date of this Periodic Report, the Company is a mineral exploration and development company.

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

Subsidiaries
------------

On July 23, 2004 the Company closed the acquisition of 100% of the issued and outstanding shares of Grupo Minero Internacional S.A.C. ("Grupo"), which is now a wholly owned subsidiary of the Company.

Research and Development
------------------------

The Company has not incurred any research or development expenditures since our incorporation.

Holders
-------

As of November 15, 2004, the Company had approximately 38 shareholders of record.


Item 3.  Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II--Other Information
--------------------------

Item 1.  Legal Proceedings
--------------------------

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company. None of the Company's directors, officers or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

On October 1, 2004, the Board of Directors of the Company approved to effect a forward stock split of the Company's issued and outstanding shares of common stock on a basis of three (3) new shares for each one old share. The Company filed articles of amendment to its articles of incorporation with the Montana Secretary of State and the forward stock split was effective on October 18, 2004. As a result of the forward stock split, the Company's shares received a new CUSIP of 034422 20 4 and also traded under the new symbol "ADGD".


Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     N/A

Item 5.  Other Information
--------------------------

On October 1, 2004, the Board of Directors of the Company approved to effect a forward stock split of the Company's issued and outstanding shares of common stock on a basis of three (3) new shares for each one old share. The Company filed articles of amendment to its articles of incorporation with the Montana Secretary of State and the forward stock split was effective on October 18, 2004. As a result of the forward stock split, the Company's shares received a new CUSIP of 034422 20 4 and also traded under the new symbol "ADGD".


Item 6.  Exhibits
-----------------

     (a)  Exhibit List

          31.1   Certificate pursuant to Rule 13a-14(a)

          31.2   Certificate pursuant to Rule 13a-14(a)

          32.1   Certificate pursuant to 18 U.S.C. ss.1350




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Andresmin Gold Corporation
                                          --------------------------

Date: November 18, 2004                   Per:     /s/ Ian Brodie
                                              ----------------------------------
                                              Ian Brodie, President and Director