Form 10QSB
period 2004-12-31
ANDRESMIN GOLD CORP
filed 2005-02-14
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2004             Commission File Number 000-33057
                  -----------------                                    ---------

                           ANDRESMIN GOLD CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            Montana                                              84-1365550
            -------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

1450 - 409 Granville St., Vancouver, British
              Columbia, Canada                                      V6C 1T2
--------------------------------------------                        -------
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

                                 Yes        No
                                    -----     -----

Applicable only to corporate issuers
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 97,732,044 shares as of February 11, 2004.

Transitional Small Business Disclosure Format:
----------------------------------------------

                                 Yes        No  X
                                    -----     -----

                                Table of Contents
                                -----------------


PART I     FINANCIAL INFORMATION

Item 1   Financial Statements...............................................F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation...........3

Item 3.  Controls and Procedures.............................................8

Part II    OTHER INFORMATION

Item 1.  Legal Proceedings...................................................8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........9

Item 3.  Defaults Upon Senior Securities.....................................9

Item 4.  Submission of Matters to a Vote of Securities Holders...............9

Item 5.  Other Matters......................................................10

Item 6.  Exhibits...........................................................10

         Signatures.........................................................10

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------




ANDRESMIN GOLD CORPORATION
(FORMERLY ANTON DIST. INC.)
AND SUBSIDARY
(An exploration stage enterprise)


Consolidated Financial Statements
For the period ended December 31, 2004
(Expressed in U.S. Dollars)

(Unaudited. Prepared by Management)






Index
-----

Consolidated Balance Sheet

Consolidated Statement of Stockholders' Equity (Deficiency)

Consolidated Statement of Operations

Consolidated Statement of Cash Flow

Notes to Consolidated Financial Statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited.Preapred by Management)


                                                            December 31,        June 30,
Expressed in U.S. dollars                                   2004                2004
                                                            (Unaudited)         (Audited)
                                                            ----------------    ----------------
ASSETS
Current Assets
Cash and cash equivalents                                   $       207,898     $       224,375
Taxes recoverable                                                    41,081              23,607
Prepaid expenses and other current assets                            22,606              15,221
Amount due from related party (Note 2)                               40,000                   -
------------------------------------------------------------------------------------------------
Total Current Assets                                                311,585             263,203

Furniture and Equipment (Note 3)                                     15,519              10,111

Other Assets
Amounts due from third parties                                          580                   -
Mineral property interests                                          263,100             263,100
------------------------------------------------------------------------------------------------
Total Other Assets                                                  263,680             263,100
------------------------------------------------------------------------------------------------
Total Assets                                                $       590,784     $       536,414
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities (Note 4)     $        49,345     $        12,352
Promissory notes (Note 5)                                           190,951                   -
------------------------------------------------------------------------------------------------
Total Current Liabilities                                           240,296              12,352

Convertible debentures (Note 6)                                   1,639,714                   -

Stockholders' Equity
Authorized :
100,000,000 common shares : $0.001 par value
10,000,000 preferred shares : $0.001 par value
Issued : 32,577,348 common shares                                    32,577              47,244
Additional paid-in capital                                          778,505             263,838
Share subscriptions received in advance                                   -             500,000
Equity portion of convertible debentures                             60,286                   -
Accumulated other comprehensive income                                 (627)                  -
Accumulated deficit during the exploration stage                 (2,159,967)           (287,020)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       (1,289,226)            524,062
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $       590,784     $       536,414
================================================================================================






            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the period ended December 31, 2004 and period from
              May 6, 1991 (date of inception) to December 31, 2004
                       (Unaudited.Prepared by Management)


                                                                                                          Accumulated
                                                                                            Accumulated     deficit
                                        Common shares          Additional                     other         during
                                  --------------------------    paid-in         Share      comprehensive  exploration
Expressed in U.S. dollars            shares      par amount     capital     subscriptions    income          stage         Total
------------------------------------------------------------------------------------------------------------------------------------

Shares issued for cash,
  May 6, 1991                       52,000,000  $    52,000   $   (51,975)  $          -   $          -   $         -   $        25

Net loss                                                  -             -              -              -           (25)          (25)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 and 2000     52,000,000       52,000       (51,975)             -              -           (25)            -

Shares issued for cash              13,624,000       13,624        (3,574)             -              -             -        10,050

Shares issued for services             520,000          520           480              -              -             -         1,000

Net loss                                                  -             -              -              -       (11,995)      (11,995)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001              66,144,000       66,144       (55,069)             -              -       (12,020)         (945)

Shares cancelled                   (19,500,000)     (19,500)       19,500              -              -             -             -

Net loss                                                  -             -              -              -        (1,830)       (1,830)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002              46,644,000       46,644       (35,569)             -              -       (13,850)       (2,775)

Net loss                                                  -             -              -              -        (1,400)       (1,400)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003              46,644,000       46,644       (35,569)             -              -       (15,250)       (4,175)

Shares issued for cash                 600,015          600       299,407              -              -             -       300,007

Proceeds received from share
subscriptions for 333,333 units                           -             -        500,000              -             -       500,000

Net loss                                                  -             -              -              -      (271,770)     (271,770)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004              47,244,015       47,244       263,838        500,000              -      (287,020)      524,062

Shares cancelled                   (15,000,000)     (15,000)       15,000              -              -             -             -

Shares issued for cash                 333,333          333       499,667       (500,000)             -             -             -

Translation adjustments                                   -             -              -           (627)            -          (627)

Equity portion of convertible
  debentures                                              -             -              -              -             -        60,285

Net loss                                                  -             -              -              -    (1,872,947)   (1,872,947)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          32,577,348  $    32,577   $   778,505   $          -   $       (627)  $(2,159,967)  $(1,289,226)
====================================================================================================================================










            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (Unaudited. Prepared by Management)


                                               Cumulative from
                                                 May 6, 1991           Three months ended                 Six months ended
                                                (inception) to            December 31,                      December 31,
                                                 December 31,    -------------------------------   -------------------------------
Expressed in U.S. dollars                            2004             2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------------------------------

Expenses
 Advertising and promotion                      $     902,298    $     870,913    $           -    $     890,326    $           -
 Consulting fees                                      176,337          110,979                -          143,237                -
 Depreciation                                             696              348                -              696                -
 Filing fees                                            7,164            4,805              200            5,245              400
 Finder's fee                                         120,000          120,000                -          120,000                -
 Investor relations                                   324,684          324,684                -          324,684                -
 Interest expense, bank charges and
    exchange loss                                      41,378           34,318                -           38,347                -
 Office and general                                    51,576           20,573              100           48,814              150
 Professional fees                                     52,263           17,539              165           31,861              465
 Travel                                                92,537           37,643                -           74,058                -
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                      1,768,933        1,541,802              465        1,677,268            1,015

Other item
 Property exploration and investigation costs         395,209           84,455                -          199,854                -
 Amount due to related party written off               (4,175)               -                -           (4,175)               -
----------------------------------------------------------------------------------------------------------------------------------
Total other items                                     391,034           84,455                -          195,679                -

Net loss for the period                         $  (2,159,967)   $  (1,626,257)   $        (465)   $  (1,872,947)   $      (1,015)
==================================================================================================================================

Basic and diluted loss per share                                         (0.04)           (0.00)           (0.05)           (0.00)
==================================================================================================================================
Weighted average shares outstanding - basic
and diluted                                                         37,008,508        3,588,000       37,008,508        3,588,000
==================================================================================================================================






            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited. Prepared by Management)


                                               Cumulative from
                                                 May 6, 1991           Three months ended                 Six months ended
                                                (inception) to            December 31,                      December 31,
                                                 December 31,    -------------------------------   -------------------------------
Expressed in U.S. dollars                            2004             2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss/gain                                 $  (2,159,967)   $  (1,626,257)   $         125    $  (1,872,947)   $      (1,015)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation                                          696              348                -              696                -
  Write-off of amount due to related party             (4,175)               -                -           (4,175)
    Translation adjustment                               (627)            (455)               -             (627)               -
    Changes in assets and liabilities
    Taxes recoverable                                 (41,081)          (6,156)               -          (17,474)               -
    Prepaid expenses and other current assets         (22,607)         (18,132)               -           (7,386)               -
    Accounts payable and accrued liabilities           53,970           (2,476)            (125)          41,618            1,015
----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities            (2,173,791)      (1,653,128)               -       (1,860,295)               -
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Additions to equipment                              (16,664)            (782)               -           (6,553)               -
  Acquisition of mineral property interests          (263,100)               -                -                -                -
----------------------------------------------------------------------------------------------------------------------------------
  Net cash flows used in investing activities        (279,764)            (782)               -           (6,553)               -
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Funds received through issuance of share
  capital                                             811,082                -                           500,000
Share subscription received in advance                      -                -                          (500,000)
  Promissory notes                                    190,951          167,193                -          190,951                -
  Amount due from related party                       (40,000)         (10,000)               -          (40,000)               -
  Amount due from third parties                          (580)            (580)               -             (580)               -
Funds received through debenture placements         1,700,000        1,700,000                -        1,700,000                -
----------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing
  activities                                        2,661,453        1,856,613                -        1,850,371                -
----------------------------------------------------------------------------------------------------------------------------------















Net increase (decrease) in cash and cash
 equivalents                                                           202,703                -          (16,477)               -
Cash and cash equivalents - beginning of period             -            5,195                -          224,375                -
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period       $     207,898    $     207,898    $           -    $     207,898    $           -
==================================================================================================================================


Supplemental Information:
-------------------------
Cash paid for :
    Interest                                    $         326    $         280    $           -    $         326    $           -
    Income taxes                                $           -    $           -    $           -    $           -    $           -




































            See condensed notes to consolidated financial statements

                           ANDRESMIN GOLD CORPORATION
                     (Previously known as Anton Dist. Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                       (Unaudited. Prepared by Management)


Note 1 - Basis of Presentation
------------------------------

The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for quarterly periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2004 included in its Annual Report on Form 10-KSB.

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


Note 2 - Amount Due From a Related Party
----------------------------------------

The Company advanced $20,000 by way of two promissory notes to a director of the Company. The notes are non-recourse and repayable on demand. In exchange for advancing the funds, the Company has secured a right of first refusal on any property or project, secured by or optioned by the director or his associated company, located in Peru.


Note 3 - Furniture and Equipment
--------------------------------

Furniture and equipment consist of the following:

                                              31-Dec-04           30-June-04
                                           ----------------    ----------------

Furniture and fittings                     $         4,753     $             -
Other equipment                                      2,819                   -
Computer equipment                                   9,747              10,111
                                           ----------------    ----------------
Total:                                              17,319              10,111
Less: Accumulated depreciation:                     (1,800)                  -
                                           ----------------    ----------------
Net book value:                            $        15,519     $        10,111


Note 4 - Accounts payable and other accrued liabilities
-------------------------------------------------------

As of 31 December the company has accrued $24,410 interest payable on convertible debentures issued.

Note 5 - Promissory Notes
-------------------------

During the three months ended December 31, the Company has received $7,193 from an individual by way of a promissory note. The note is non-interest bearing and repayable on demand. During the three months ended December 31, the Company has received $160,000 from a company by way of a promissory note. The note is repayable on demand after two-year period of its issuance and bears 8% interest per annum.


Note 6 - Convertible Debentures
-------------------------------

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


Note 7 - Share Capital, Stock Options and Share Purchase Warrants
-----------------------------------------------------------------

(a)  Common shares

No common shares were issued or cancelled during the reporting period.

(b)  Stock Options

No stock options were granted, exercised or cancelled during the three months ended December 31, 2004. As of December 31, 2004, there were no outstanding stock options.

(c)  Share Purchase Warrants

No share purchase warrants were issued, exercised or canceled during the three months ended December 31, 2004.

Note 8 - Subsequent Events
--------------------------

On January 14, 2005 and February 8, 2005 the Company received $ 100,000 by way of two $ 50,000 - promissory notes. The notes are repayable on demand after two-year period of their issuance and bear 8% interest per annum.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

     3. The Company anticipates spending approximately $25,000 in ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year are expected to consist primarily of professional fees for the audit and legal work relating to the Company's regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at December 31, 2004, the Company had cash reserves of $207,898. The Company had received $160,000 by way of promissory notes, and subsequent to December 31, 2004, the Company has received a further $100,000, on account for future conversion to the announced private placement of $500,000.

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

Results of Operations
---------------------

The Company has had no operating revenues since its inception on May 6, 1991 through to the quarter ended December 31, 2004. Its activities have been financed from the proceeds of share subscriptions. From September 30, 2004 to December 31, 2004, the Company raised a total of $1,700,000 from private offerings of its securities. For the period from September 30, 2004 to December 31, 2004, the Company incurred operating costs of $1,626,257. These amounts include $17,539 in professional and filing fees for the period. In addition, the Company incurred equipment acquisition costs and acquisition costs related to the purchase of and investment in mineral properties of $84,455.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company had cash on hand of $207,898 and working capital of $71,290.

The Company has funded its business to date from sales of its common stock and convertible debentures. During the period of September 30, 2004 to December 31, 2004, the Company closed its previously announced private placement for $1,700,000. In addition, the Company announced a further private placement of $500,000, of which $160,000 had been received prior to December 31, 2004, as was noted in the Company's financial statements dated December 31, 2004. Cash used in operating activities during the period was $1,653,128 for the period from September 30, 2004 to December 31, 2004, which reflect the costs of the Company's operations, including prepaid expenses.

Advertising and promotion expenses increased to $870,913 for the period ended December 31, 2004 compared to $19,413 for the previous quarter. These expenses were incurred to promote the Company and to attract investor interest. We have entered into a one-time public relations agreement with Corporate Development Associates, LLC ("CDA") in an effort to broaden awareness of our company. We have engaged CDA as our media and public relations consultant to provide consultation, support, and assistance in planning and implementing a long-term campaign to enhance and expand public awareness of our business opportunity. CDA will commence an investor relations program consisting of an advertisement report on our company to be prepared and distributed in the United States and abroad.

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

The Company was incorporated under the laws of the State of Montana on May 6, 1991 under the name "Anton Dist. Inc." Effective May 10, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of 13 new shares for each one old share and to change the name of the Company from Anton Dist. Inc. to "Andresmin Gold Corporation". Effective October 18, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of three (3) new shares for each one old share.

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

On  December  13,  2004,  the  Company  through  its  subsidiary,  Grupo  Minero
Internacional S.A.C., entered into an agreement with the community of Pisquicocha, located in the department of Cusco in southern Peru, which is where the Company's Winicocha copper-gold project is located, whereby the community of Pisquicocha has granted the Company the right to continue to explore and develop Winicocha copper-gold project for a term of five year with an option to renew for another five years in exchange for payment by the Company of approximately U.S.$621.00 for the first year and then increasing by approximately U.S.$311.00 for each year thereafter so that the Company is required to pay approximately
U.S.$1,863.00 at the beginning of the fifth year to maintain such right to explore and develop the Winicocha project.

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

Subsidiaries
------------

On July 23, 2004 the Company closed the acquisition of 100% of the issued and outstanding shares of Grupo Minero Internacional S.A.C. ("Grupo"), which is now a wholly owned subsidiary of the Company. During the course of the reporting period, the Company sold less than 1% of Grupo to a Peruvian national in order to comply with Peruvian Law.

Research and Development
------------------------

The Company has not incurred any research or development expenditures since our incorporation.

Holders
-------

As of February 11, 2005, the Company had approximately 30 shareholders of record.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

Effective November 22, 2004 (the "Effective Date" and "Issue Date"), the Company entered into a Convertible Debenture (the "Debenture") with Financiera Dacorey S.A. (the "Lender" as well as the "Holder"), in the amount of US$500,000 (the "Principal").

The Debenture will bear interest (the "Interest") on the Principal outstanding, at a rate of eight percent (8%), calculated and paid semi-annually in arrears, commencing the Issue Date and continuing until payment of all outstanding Principal, Interest and any costs. The Principal shall be paid on November 22, 2006 (the "Due Date"), and any acceleration thereof; and in the event that any of the Principal and Interest has been reduced by an exercise of the Conversion Option (as defined below) then the reduced Principal and Interest shall be considered paid and discharged.

While the Debenture is outstanding, the Lender shall have the option to convert (the "Conversion Option") some or all of the Principal and Interest unpaid into units ("Units") of the Company at a conversion price (the "Conversion Price") of $.50 per Unit. Each Unit consists of one share of common stock of the Company and one share purchase warrant (each a "Warrant" or "Warrants"). For a period of two years from the date of issuance of the Warrants, each Warrant entitles the holder thereof to acquire an additional Share at a price of $.50 per Share.

The Lender may exercise the right to convert this Debenture by delivery of a notice of exercise of the Conversion Option, which may be exercised at no less than $30,000 of unpaid Principal and Interest (except as to the last remaining portion) of this Debenture which is tendered for conversion.

Subject to the Company not being in default of any part of this Debenture, the Company being a reporting and trading issuer listed in good standing on a public trading forum and the Company's common shares trading at an average volume of no less than 100,000 shares per day for the previous 30 days and at US$1.70 or more, the Company may require that some or all of the Principal amount and Interest be converted (the "Put") under the Conversion Option, employing the above Conversion Price, commencing one year after the Effective Date. The Company shall give the Lender notice of the Put by notice in writing accompanied by an appropriate certificate for Shares in the name of the Lender (or any proper assignee of which the Company has been given notice) and, upon delivery of the same and acceptance by the Lender, firstly, Interest and then Principal shall be diminished and absolutely considered paid and discharged as to such converted amount by employment of the Put.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     N/A

Item 5.  Other Information
--------------------------

     N/A


Item 6.  Exhibits
-----------------

     (a)  Exhibit List

          31.1 Certificate pursuant to Rule 13a-14(a)

          31.2 Certificate pursuant to Rule 13a-14(a)

          32.1 Certificate pursuant to 18 U.S.C. Section 1350



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Andresmin Gold Corporation
                                      --------------------------


Date: February 11, 2005               Per:        /s/ Ian Brodie
                                          -------------------------------------
                                          Ian Brodie, President and Director