Form 10QSB
period 2005-03-31
ANDRESMIN GOLD CORP
filed 2005-05-23
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended Mar. 31, 2005           Commission File Number 000-33057
                                                                    ---------

                           ANDRESMIN GOLD CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            Montana                                              84-1365550
            -------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

Calle Jose Gonzales 671-675
Miraflores, Lima 18, Peru                                           Lima 18
-------------------------                                           -------
(Address of Principal Executive Offices)                           (Zip Code)

                                  51-1-242-5502
                                  -------------
                           (Issuer's telephone number)

     1450 - 409 Granville St., Vancouver, British Columbia, Canada, V6C 1T2
     ----------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes           No
                                    -----        -----

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 97,732,044 shares as of May 15, 2005.

Transitional Small Business Disclosure Format:

                                 Yes           No  X
                                    -----        -----

                                Table of Contents
                                -----------------


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements..............................................F-1

Item 2.   Management's Discussion and Analysis or Plan of Operation..........3

Item 3.   Controls and Procedures............................................8

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................8

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........9

Item 3.   Defaults Upon Senior Securities....................................9

Item 4.   Submission of Matters to a Vote of Securities Holders..............9

Item 5.   Other Matters......................................................9

Item 6.   Exhibits...........................................................9

          Signatures........................................................10

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------


                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited.Preapred by Management)
                                                                      March 31,          June 30,
Expressed in U.S. dollars                                                  2005              2004
-------------------------------------------------------------------------------------------------
                                                                    (Unaudited)         (Audited)
ASSETS

Current Assets
   Cash and cash equivalents                                     $     402,214     $     224,375
   Taxes recoverable                                                    48,069            23,607
   Prepaid expenses and other current assets                            12,313            15,221
   Amount due from related parties (Note 2)                             40,000                 -
-------------------------------------------------------------------------------------------------
Total Current Assets                                                   502,596           263,203

Furniture and Equipment (Note 3)                                        16,896            10,111

Other Assets
   Mineral property interests                                          263,100           263,100
-------------------------------------------------------------------------------------------------
Total Other Assets                                                     263,100           263,100

-------------------------------------------------------------------------------------------------
Total Assets                                                     $     782,592     $     536,414
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and other accrued liabilities (Note 4)       $      81,386     $      12,352
   Promissory notes (Note 5)                                            10,951                 -
-------------------------------------------------------------------------------------------------
                                                                        92,337            12,352

Convertible debentures (Note 6)                                      2,121,984                 -

Stockholders' Equity
   Authorized :
   250,000,000 common shares: $0.001 par value (June 30,
   2004: 100,000,000 common shares : $0.001 par value)
   10,000,000 preferred shares : $0.001 par value
   Issued : 32,577,348 common shares (June 30, 2004:
   47,244,015)                                                          32,577            47,244
   Additional paid-in capital                                          778,505           263,838
   Share subscriptions received in advance                             246,500           500,000
   Equity portion of convertible debentures                             78,016                 -
   Contributed surplus                                               1,432,300                 -
-------------------------------------------------------------------------------------------------
   Accumulated other comprehensive income                                 (627)                -
-------------------------------------------------------------------------------------------------
   Accumulated deficit during the exploration stage as              (2,159,967)
   previously reported                                                                         -
   Correction of error (Note 8)                                        (15,000)                -
-------------------------------------------------------------------------------------------------
   Accumulated deficit during the exploration stage restated        (2,174,967)                -
   Net loss for the reported period                                 (1,824,033)         (287,020)
-------------------------------------------------------------------------------------------------
   Accumulated deficit during the exploration stage                 (3,999,000)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          (1,431,729)          524,062
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $     782,592     $     536,414
=================================================================================================


            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (Unaudited. Prepared by Management)

                                             Cumulative from
                                               May 6, 1991            Three months ended               Nine months ended
                                              (inception) to              March 31,                        March 31,
                                                March 31,       ------------------------------   ------------------------------
Expressed in U.S. dollars                          2005              2005            2004             2005            2004
-------------------------------------------------------------------------------------------------------------------------------

Expenses
   Advertising and promotion                 $     1,007,349    $     105,051   $           -    $     995,377   $           -
   Consulting fees                                   227,260           50,924               -          194,161               -
   Depreciation                                        1,078              382               -            1,078               -
   Filing fees                                        15,896            8,732               -           13,977             400
   Finder's fee                                      120,000                -               -          120,000               -
   Investor relations                                351,198           26,514               -          351,198               -
   Interest expense, bank charges and
   exchange loss                                      83,340           41,962             144           80,309             144
   Office and general                                104,752           53,176             590          101,990             740
   Professional fees                                  56,345            4,082           5,000           35,943           5,465
   Stock compensation expenses                     1,432,300        1,432,300               -        1,432,300               -
-------------------------------------------------------------------------------------------------------------------------------
   Travel                                            107,598           15,060               -           89,118               -
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                     3,507,116        1,738,183           5,734        3,415,450           6,749

Other item
   Property exploration and investigation
   costs (Note 8)                                    496,059           85,850               -          285,704               -
   Amount due to related party written off            (4,175)               -               -           (4,175)              -
-------------------------------------------------------------------------------------------------------------------------------
                                                     491,884           85,850               -          281,529               -

Net loss for the period                      $    (3,999,000)   $  (1,824,033)  $      (5,734)   $  (3,696,980)  $      (6,749)
===============================================================================================================================


Basic and diluted loss per share                                        (0.00)          (0.00)           (0.02)          (0.00)
===============================================================================================================================
Weighted average shares outstanding -
basic and diluted                                                 111,025,524     139,977,987      111,025,524     139,977,987
===============================================================================================================================


            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited. Prepared by Management)


                                                         Cumulative from
                                                           May 6, 1991              Nine months ended
                                                           (inception)                  March 31,
                                                           to March 31,      --------------------------------
Expressed in U.S. dollars                                      2005               2005              2004
-------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net loss/gain                                         $    (3,999,000)    $  (3,696,980)    $      (6,749)
   Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
      Depreciation                                                 1,078             1,078                 -
      Stock based compensation expenses                        1,432,300         1,432,300
      Write-off of amount due to related party                    (4,175)           (4,175)                -
      Translation adjustment                                        (627)             (627)                -
      Correction of error                                                          (15,000)                -
      Changes in assets and liabilities
      Taxes recoverable                                          (48,069)          (24,462)                -
      Prepaid expenses and other current assets                  (12,314)            2,907                 -
      Accounts payable and accrued liabilities                    86,209            73,857             1,605
-------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                      (2,544,598)       (2,231,103)           (5,144)
-------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
   Additions to equipment                                        (18,041)           (7,930)                -
   Acquisition of mineral property interests                    (263,100)                -                 -
-------------------------------------------------------------------------------------------------------------
   Net cash flows used in investing activities                  (281,141)           (7,930)         (100,000)
-------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
   Funds received through issuance of share capital              811,082           500,000                 -
   Additional paid-in capital
   Share subscription received in advance                        246,500          (253,500)                -
   Promissory notes                                               10,951            10,951                 -
   Amount due from related party                                 (40,000)          (40,000)                -
   Amount due from third parties                                    (580)             (580)                -
   Funds received through debenture placements                 2,200,000         2,200,000                 -
-------------------------------------------------------------------------------------------------------------
   Net cash flows provided by financing activities             3,227,953         2,416,871           300,007
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               177,839           194,863
Cash and cash equivalents - beginning of period                        -           224,375                 -
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                $       402,214     $     402,214     $     194,863
=============================================================================================================

Supplemental Information:
-------------------------
Cash paid for:
   Interest                                              $           412     $         412     $           -
   Income taxes                                          $             -     $           -     $           -



            See condensed notes to consolidated financial statements

                    ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
                           (formerly Anton Dist. Inc.)
                        (An exploration stage enterprise)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the period from May 6, 1991 (date of inception)
                                to March 31, 2005
                       (Unaudited.Prepared by Management)

                                                                                                           Accumulated
                                                                                             Accumulated     deficit
                                         Common shares          Additional                      other         during
                                  ----------------------------    paid-in        Share      comprehensive  exploration
Expressed in U.S. dollars             shares       par amount     capital    subscriptions     income         stage
-----------------------------------------------------------------------------------------------------------------------

Shares issued for cash,
 May 6, 1991                         52,000,000   $    52,000   $  (51,975)  $          -   $          -   $         -
Net loss                                      -             -            -              -              -           (25)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 and 2000      52,000,000        52,000      (51,975)             -              -           (25)
Shares issued for cash               13,624,000        13,624       (3,574)             -              -             -
Shares issued for services              520,000           520          480              -              -             -
Net loss                                                                                -              -       (11,995)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001               66,144,000        66,144      (55,069)             -              -       (12,020)
Shares cancelled                    (19,500,000)      (19,500)      19,500              -              -             -
Net loss                                                    -            -              -              -        (1,830)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002               46,644,000        46,644      (35,569)             -              -       (13,850)
Net loss                                                    -            -              -              -        (1,400)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003               46,644,000        46,644      (35,569)             -              -       (15,250)
Shares issued for cash                  600,015           600      299,407              -              -             -
Proceeds received from share
 subscriptions for 333,333 units              -             -            -        500,000              -             -
Net loss                                      -             -            -              -              -      (271,770)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004               47,244,015        47,244      263,838        500,000              -      (287,020)
Shares cancelled                    (15,000,000)      (15,000)      15,000              -              -             -
Shares issued for cash                  333,333           333      499,667       (500,000)             -             -
Translation adjustments                       -             -            -              -           (627)            -
Equity portion of convertible
  debentures                                  -             -            -              -              -             -
Net loss                                      -             -            -              -              -    (1,872,947)
Stock split 3:1 (32,577,348*3),
  Oct 2004                           97,732,044             -            -              -              -             -
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004           97,732,044        32,577      778,505              -           (627)   (2,159,967)







....Continued



                                  Contributed
Expressed in U.S. dollars           surplus         Total
-------------------------------------------------------------

Shares issued for cash,
 May 6, 1991                      $         -   $         25
Net loss                                                 (25)
-------------------------------------------------------------
Balance, June 30, 1999 and 2000             -              -
Shares issued for cash                      -         10,050
Shares issued for services                  -          1,000
Net loss                                    -        (11,995)
-------------------------------------------------------------
Balance, June 30, 2001                      -           (945)
Shares cancelled                            -              -
Net loss                                    -         (1,830)
-------------------------------------------------------------
Balance, June 30, 2002                      -         (2,775)
Net loss                                    -         (1,400)
-------------------------------------------------------------
Balance, June 30, 2003                      -         (4,175)
Shares issued for cash                      -        300,007
Proceeds received from share
 subscriptions for 333,333 units            -        500,000
Net loss                                    -       (271,770)
-------------------------------------------------------------
Balance, June 30, 2004                      -        524,062
Shares cancelled                            -              -
Shares issued for cash                      -              -
Translation adjustments                     -           (627)
Equity portion of convertible
  debentures                                -         60,285
Net loss                                    -     (1,872,948)
Stock split 3:1 (32,577,348*3),
  Oct 2004                                  -              -
-------------------------------------------------------------
Balance, December 31, 2004                  -     (1,289,226)










Correction of error                                                                                            (15,000)
Proceeds received from share
  subscriptions                               -             -            -        246,500              -             -
Equity portion of convertible
  debentures                                  -             -            -              -              -             -
Stock based compensation                      -             -            -              -              -             -

Net loss                                      -             -            -              -              -    (1,824,033)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005              97,732,044   $    32,577   $  778,505   $    246,500   $       (627)  $(3,999,000)
=======================================================================================================================



....Continued



Correction of error                         -        (15,000)
Proceeds received from share
  subscriptions                             -        246,500
Equity portion of convertible
  debentures                                -         17,730
Stock based compensation            1,432,300      1,432,300

Net loss                                    -     (1,824,033)
-------------------------------------------------------------
Balance, March 31, 2005           $ 1,432,300   $ (2,864,029)
=============================================================

                           ANDRESMIN GOLD CORPORATION
                     (Previously known as Anton Dist. Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                       (Unaudited. Prepared by Management)


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

Note 2 - Amount Due From Related Parties
----------------------------------------

The Company advanced $40,000 by way of two promissory notes to a director of the Company. The notes are non-recourse and repayable on demand. In exchange for advancing the funds, the Company has secured a right of first refusal on any property or project, secured by or optioned by the director or his associated company, located in Peru.

Note 3 - Furniture and Equipment
--------------------------------

Furniture and equipment consist of the following:

                                                31-Mar-05         30-June-04
                                              --------------    --------------
Furniture and fittings                        $       4,753     $           -
Other equipment                                       3,298                 -
Computer equipment                                   11,539            10,111
                                              --------------    --------------
Total:                                               19,590            10,111
Less: Accumulated depreciation:                      (2,694)                -
                                              --------------    --------------
Net book value:                               $      16,896     $      10,111

Note 4 - Accounts payable and other accrued liabilities
-------------------------------------------------------

As of March 31, 2005 the Company has accrued $ 65,097 interest payable on convertible debentures issued.

Note 5 - Promissory Notes
-------------------------

On March 20, 2005 promissory notes at the amount of $180,000 were exchanged for convertible debentures issued by the Company. The debentures are convertible into units of the Company. See Note 6 for details on the convertible debentures.

Note 6 - Convertible debentures
-------------------------------

On January 14, 2005, the Company issued a convertible debenture for $50,000.

On February 08, 2005, the Company issued a convertible debenture for $50,000.

On February 10, 2005, the Company issued a convertible debenture for $94,000.

On February 21, 2005, the Company issued a convertible debenture for $126,000.

On March 20, 2005, the Company issued a convertible debenture for $180,000 that replaced the promissory notes for the same amount.

All of these convertible debentures are for a period of two years and have an interest rate of 8%, calculated and paid semi-annually in arrears.

The debentures are convertible into units of the Company. Each unit consists of one share of common stock at a conversion price of $0.80 and one non-transferable share purchase warrant enabling the holder to purchase an additional share of common stock of the Company at an exercise price of $1.25 for a period of two years from the date of issuance of the share purchase warrant. The conversion of the debenture may be exercised by the lender by the delivery of a notice of exercise of the conversion option, which must be exercised as to no less than 20% of the face amount of the convertible debenture. In addition, subject to the Company not being in default of any part of the convertible debenture, the Company being a reporting and trading issuer listed in good standing on a public trading forum and the Company's shares of common stock trading at an average volume of no less than 100,000 shares per day for the previous 30 days and at a price of $1.70 or more, the Company may require that some or all of the principal amount and interest of the convertible debenture be converted under the conversion option, employing a conversion price of $0.80 commencing one year after the date of issuance of the convertible debenture.

Note 7 - Share Capital, Stock Options and Share Purchase Warrants
-----------------------------------------------------------------

(a)   Common shares

On February 24, 2005 the Company offered an additional USD $3 Million of Units of the Company on a private placement basis. Each Unit is offered to investors at a price of $0.55 per Unit. Each Unit consists of one share of common stock of the Company, and one purchase warrant enabling the holder to purchase an additional share of the Company's common stock at a price of $0.75 for one year.

On  March  9,  2005,  the  Company's   authorized  capital  was  increased  from
100,000,000 common shares to 250,000,000 common shares.

No common shares were issued or cancelled during the reporting period.

(b)   Share subscriptions

During  the  reporting   period  the  company   received   $246,500  from  share
subscriptions.

(c)   Stock Options

The Company has granted an aggregate of 6,410,000 incentive stock options to officers, employees and consultants of the Company. 6,000,000 of these options were granted on February 4, 2005, having an exercise price of $0.61 per share; 210,000 of these options were granted on February 10, 2005, having an exercise price of $0.67 per share; and 200,000 of these options were granted on February 10, 2005, having an exercise price of $0.75 per share. All of the 6,410,000 options granted have a term of two years from the date of grant and are vested immediately. Stock-based compensation expenses of $1,432,300 have been recorded for the quarter ended March 31, 2005.

The Company accounts for its stock-based compensation plans using the intrinsic value method whereby no compensation costs have been recognized in the financial statements for stock options granted to employees, officers and directors. If the fair value method had been used for options granted, a value of $2,724,000 would be recorded for the quarter ended March 31, 2005. The Company's net loss and net loss per share would approximate the following pro forma amounts:

                                                    Three months ended                  Nine months ended
                                                         March 31,                          March 31,
                                              -------------------------------    -------------------------------
                                                   2005             2004              2005             2004
                                              --------------   --------------    --------------   --------------

Net loss as reported                          $  (1,824,033)   $      (5,734)    $  (3,696,980)   $      (6,749)
================================================================================================================
Net loss pro forma                            $  (4,548,033)   $      (5,734)    $  (6,420,980)   $      (6,749)
================================================================================================================

Pro forma net loss per common share basic
     and diluted loss per share               $       (0.04)   $       (0.00)    $       (0.06)   $       (0.00)
================================================================================================================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk free interest rate                              2.89%
Expected life of options in years             1 to 2 years
Expected volatility                                   377%
Dividend per share                                   $0.00

No stock options were exercised or cancelled during the reporting period.

(d)   Share Purchase Warrants

No share purchase warrants were issued, exercised or canceled during the three months ended March 31, 2005.

Note 8 - Correction of error
----------------------------

$15,000 paid for the concession for Explorador Maikol last reporting period was incorrectly reported as an asset. This error caused operating result from the last reporting period to be overstated. The adjustment of $15,000 corrects the error.

Note 9 - Subsequent events
--------------------------

On April 20, 2005 the Company has closed its private placement of 909,091 units for gross proceeds of $500,000. Each unit consists of one share of common stock of the Company, and one purchase warrant enabling the holder to purchase an additional share of the Company's common stock at a price of $0.75 for one year.

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

PLAN OF OPERATION
-----------------

The Company's plan of operations for the twelve months following the date of this report is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

      1. The Company plans to conduct further exploration on the property consisting of additional IP and ground magnetic survey. It anticipates that the cost of this program will be approximately $50,000. The Company expects to commence this exploration program in the spring of 2005 depending on the availability of personnel and equipment. This phase is expected to take approximately two months to complete.

      2. Additionally, the Company intends to commence a drilling program of approximately 10 holes estimated to cost $500,000. This program will commence during late May of 2005 and will take approximately ten weeks to complete.

      3. The Company anticipates spending approximately $35,000 in ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year are expected to consist primarily of professional fees for the audit and legal work relating to the Company's regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at March 31, 2005, the Company had cash reserves of $402,214. During the period, the Company received $500,000 by way of convertible debentures. Additionally, the Company received $246,500 by way of share subscriptions, and subsequent to March 31, 2005, the Company has received a further $253,500 to close its private placement of $500,000 on April 20, 2005.

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

Results of Operations
---------------------

The Company has had no operating revenues since its inception on May 6, 1991 through to the quarter ended March 31, 2005. Its activities have been financed from the proceeds of share subscriptions and subscriptions to convertible debentures issued by the Company. From December 31, 2004 to March 31, 2005, the Company raised a total of $746,500 from private offerings of its securities. For the period from January 01, 2005 to March 31, 2005, the Company incurred operating costs of $391,733. These amounts include $12,814 in professional and filing fees for the period.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, the Company had cash on hand of $402,214 and working capital of $410,259.

The Company has funded its business to date from sales of its common stock and convertible debentures. During the period of December 31, 2004 to March 31, 2005, the Company closed its previously announced private placement for $500,000. In addition, the Company announced a further private placement of up to $3,000,000, of which $246,500 had been received prior to March 31, 2005, as was noted in the Company's financial statements dated March 31, 2005, and a further $253,500 was received subsequent to the end of the reporting period to total $500,000. Due to adverse market conditions, the Company closed its private placement at this reduced level.

Cash used in operating activities during the period was $370,808 for the period from January 1, 2005 to March 31, 2005, which reflects the cost of the Company's operations, including prepaid expenses. Advertising and promotion expenses decreased to $105,051 for the period ended March 31, 2005 compared to $870,913 for the previous quarter. These expenses were incurred to increase public awareness of the Company and to attract investor interest.

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

Holders
-------

As of May 15, 2005, the Company had approximately 42 shareholders of record.


Item 3.  Controls and Procedures
--------------------------------

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President, who is the principal executive officer ("PEO") and principal accounting officer ("PAO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PAO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

From February 24, 2005 to April 20, 2005, the Company received a total of $500,000 from investors under subscription agreements for the purchase of 909,091 units (each a "Unit") of the Company at a price of $0.55 per Unit. Each Unit consists of one share of common stock and one share purchase warrant (each a "Warrant") to purchase an additional one share of common stock of the Company at a price of $0.75 per share for a period of one year from the date of issuance of the Warrants. If all Warrants are exercised, the Company would receive another $681,818. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe issuances from funds raised to date will be exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

The funds received from the investors mentioned above have been and will be used
for  property  exploration  expenses,  salaries,   consultant  fees,  consultant
expenses, general and administrative expenses and working capital.


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

                                             Andresmin Gold Corporation
                                             --------------------------


Date: May 19, 2005                           Per:     /s/ Dean de Largie
                                                 ------------------------------
                                                 Dean de Largie, President and
                                                 Director