Form 10KSB
period 2005-06-30
ANDRESMIN GOLD CORP
filed 2005-11-08
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2005

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

Commission file number 0-33057

Andresmin Gold Corporation
(Exact name of small business issuer as specified in its charter)

MONTANA                                                84-1365550
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

Calle Jose Gonzales, 671-675
Miraflores, Lima 18, Peru
(Address of Principal Executive Offices)

51-1-242-5502
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None                                                        N/A

Securities registered under Section 12(g) of the Exchange Act:

Common stock
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

     State the issuer's revenues for its more recent fiscal year (ending June 30, 2005): $Nil.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of September 30, 2005: $2,832,845.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of September 30, 2005

Common Stock, $.001 par value            98,616,135

Transitional Small Business Disclosure Format (Check one):      Yes        No    X

INDEX

ITEM 1. DESCRIPTION OF BUSINESS                                                                                                4

ITEM 2. DESCRIPTION OF PROPERTY                                                                                             12

ITEM 3. LEGAL PROCEEDINGS                                                                                                         12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE YEAR ENDED
              JUNE 30, 2005                                                                                                                         15

ITEM 7. FINANCIAL STATEMENTS                                                                                                  21

        CONSOLIDATED BALANCE SHEETS                                                                                      F-3

        CONSOLIDATED STATEMENTS OF OPERATIONS                                                              F-4

        CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)                F-5

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              F-6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                                              22

ITEM 8A. CONTROLS AND PROCEDURES                                                                                      22

ITEM 8B. OTHER INFORMATION                                                                                                      23

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                                                                                      23

ITEM 10.EXECUTIVE COMPENSATION                                                                                            28

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                29

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       32

ITEM 13.EXHIBITS                                                                                                                                32

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                         33

SIGNATURES                                                                                                                                        34

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

      Andresmin Gold Corporation, formerly known as Anton Dist. Inc., is a corporation organized under the laws of the State of Montana (the “Company”). The Company currently trades on the OTC Bulletin Board under the symbol "ADGD".

      The Company was incorporated under the laws of the State of Montana on May 6, 1991 under the name "Anton Dist. Inc.".  Effective May 10, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of 13 new shares for each one old share and to change the name of the Company from Anton Dist. Inc. to “Andresmin Gold Corporation”.

      Effective October 18, 2004, the Company filed articles of amendment to its articles of incorporation to give effect to a forward stock split of the issued and outstanding shares of common stock on the basis of 3 new shares for each one old share.

      On March 3, 2005, the Company filed articles of amendment to its articles of incorporation to increase the authorized shares of common stock of the Company from 100,000,000 shares to 250,000,000 shares to be effective as of March 9, 2004.

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

      On December 13, 2004, the Company through its subsidiary, Grupo Minero Internacional S.A.C., entered into an agreement with the community of Pisquicocha, located in the department of Cusco in southern Peru, which is where the Company’s Winicocha copper-gold project is located, whereby the community of Pisquicocha has granted the Company the right to continue to explore and develop Winicocha copper-gold project for a term of five year with an option to renew for another five years in exchange for payment by the Company of approximately U.S.$621.00 for the first year and then increasing by approximately U.S.$311.00 for each year thereafter so that the Company is required to pay approximately U.S.$1,863.00 at the beginning of the fifth year to maintain such right to explore and develop the Winicocha project.

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
          12.   JUDITH VIII                  01-00802-04          02/04/04        CUSCO
          13.   VIDAURRE                   01-00737-04          29/03/04        CUSCO
          14.   VIDAURRE I                 01-00736-04          29/03/04        PUNO

Technical Information

      Of the twenty-two properties acquired, only those four mining concessions associated with the Winicocha project (Evaluz, Evaluz I, Judith, Judith I) have had significant work done.  These concessions were the subject of a geological report prepared by Centromin dated January, 2002.  The following description of these concessions is summarized from this report, and the Company’s subsequent work and analysis.

Definitions

      “Electromagnetic surveys” involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity.  Copper and gold are excellent conductors of electricity.  Areas of high conductivity are targets for follow-up exploration.

      “Magnetic surveys” involve searching for changes in the magnetic field over property areas.  Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as pyrrhotite, hematite and magnetite.  These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

      An “Induced Polarization (‘IP’) survey” is an electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulphide content of the rock.

      “Airborne geophysical surveys” are the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization.  Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

      “Drilling” involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths.  Pieces of the rock obtained, known as drill core, are analysed for mineral content.

      “Geophysics” is the study of physical properties of rock and minerals.

      “Geochemistry” is the study of chemical properties of rocks.

      “Ore” is a mixture of minerals from which at least one metal can be extracted at a profit.

Prospect Summary of Winicocha

      The Winicocha gold prospect is located in the southern sierra of Peru, in the district of Livitaca, province of Chumbivilcas, department of Cuzco.  The access is by Cuzco or by Arequipa, being 215 km and 392 km respectively.  The prospect comprises five (5) concessions with a total area of 3,000 hectares.  The area of Winicocha was explored in 1992 - 1993 by the Tintaya Special Mining Company S.A. (limited liability company).  They completed the mapping of mineralized structures, excavated trenches from small excavations and took samples.  The sampling data is available in the Data Room.

      The concessions were transferred to Minero Peru S.A. in 1996, a company that was later absorbed by Centromin Peru S.A. who is the current title holder of the concessions.

      The concessions were acquired by Grupo Minero Internacional S.A.C. (“Grupo”) in October, 2003 at Public Auction, and 100% of Grupo was subsequently acquired by the Company on May 7, 2004.

(NOTE:  Centromin and Minero Peru were formed by the Velasco government when all mines with the exception of Southern Peru Copper were nationalized in the 1970’s.  Centromin took everything from the La Oroya Smelter to Antamina and Minero Peru took the rest.  The two companies were amalgamated to make the privatization process more easily understood).

      Location and Geology

      Winicocha is located in the copper-gold belt of the southern sierra of Peru between the deposits of Tintaya and Las Bambas, and like Las Bambas, is located in the Ferrobamba Metallo-Tectonic Zone.

      Geographically it is situated between 14° 21’ and 14° 24’ of latitude south and between 71° 36’ and 71° 39’ of longitude west at an average altitude of 4,000 masl.

      The climate is frigid, corresponding to the climate typical of the mountain foothills especially from April to October changing to temperate from November to March.  In this last period the maximum precipitation occurs estimated at 650 mm per year.  Between August and October there is a characteristic strong wind which blows from mid day with gusts that can achieve 30 miles per hour.

      Recent Exploration

      During 1992 and 1993 the Tintaya Special Mining Company undertook two exploration campaigns in the Winicocha area.  They excavated small pits and trenches to take samples of the quartz monzanite porphyry stock where there was the presence of hydrothermal alterations rich in silica, pyrite and anomalous values of gold.  The values in the dissemination are 0.33 gpt of gold.  There are also veins with thickness between 0.2 to 4 meters and point grades up to 15 gpt of gold, 2.5 opt of silver and 8.8% lead.

      More recently in 2004, the Company has conducted a sampling program of small pits, trenches and stream beds on the property.  Mapping and rock sampling has identified multiple porphyritic intrusives and polymictic brecciated intrusives.  The northern area has an area of magnetite skarn with associated porphyritic quartz diorite and porphyritic monzodiorite, the southeast area has a garnet skarn and a window of exposed phyllic alteration associated with quartz vein stockworking and strongly oxidized felsic intrusives.

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

      The northern chargeability anomaly is approximately 1.6km by 1.6km, the southwestern chargeability anomaly is approximately 1km by 0.6km and the southeastern chargeability anomaly is 1.8km by 0.3km.  Each of these targets individually are significant.  The large footprint indicated by geochemistry and geophysics indicates that they are possibly part of one larger zoned system at depth.  A detailed analysis of the resulting data has been undertaken by outside consultants, and this analysis led the Company’s board of directors to propose a ten-hole, 3,000 meter drill program to test these anomalies.

      The Company completed a drill program testing several of the induced polarization anomalies covering approximately 10% of the Winicocha property in June of 2005.  This drill program ultimately consisted of 3,640 meters of diamond drilling over 11 holes.  The results of this drilling are detailed in the table below.  The Company is currently reviewing the results to determine the course of the next work program on Winicocha.

Table: Significant Drilling Results

Drilhole	From (m)	To (m)	Interval (m)	Gold (g/t)	Silver (g/t)	Copper (ppm)	Mo (ppm)	Pb (ppm)	Zn (ppm)	Comments	Copper Equiv. (%)
WI-01-05	14.5	16.1	2	0.267	1.74	1505					0.28
	20	103.6	83.6		2.23	2421					0.28
	118.65	130.3	11.65			3151				Incl 2m @ 0.63%Cu	0.32
	172	191.5	19.5	0.24		3470			2550	Incl 2m @1.14%Cu; 2m @ 2.0%Zn	0.53
	226.5	228.5	2	0.6	1.12						0.26

WI-02-05	182.2	185.2	3	1.66	9.72	2616		3195	4515		1.30
	188.2	189.9	1.7	0.44	2.47						0.21
	198.8	201.2	2.4	0.97	2.06				4704		0.58
	210.2	213.7	3.5	0.52	3.29	774			1642		0.39

WI-03-05	142.5	145.5	3	1.25	4.71	1692					0.74
	145.5	148.5	3	0.11	2.25	3480					0.43
	246.2	249.2	3	0.12	2.7	1428	151.5				0.50

WI-04-05	0	2.2	2.2		2.18	1507			2420		0.27
	27.3	29.4	2.1	0.23	1.37						0.11
	54	56.4	2.4	0.42	0.96						0.18
	111.1	114.1	3	0.31	5.85	1428		4110	8280		0.74
	164	167	3	0.38	1.59	1557					0.33

WI-05-05	6	14	8	0.27							0.11
	32.35	50.2	17.85	0.65							0.26
	168.95	170.4	1.45	0.22	8.95	754		17980	34800		1.93
	198.97	200.97	2	0.58	0.78						0.24
	215.35	221.35	6			1323					0.13
	241.65	246	4.35			1920					0.19
	252.8	272.75	19.95	0.27		1145				Incl 2m @ 2.14g/t Au	0.22
	306.75	321.9	15.15			1016					0.10
	323.9	327.9	4					1675	3040		0.14
	334.48	349	14.52	0.11		1405					0.18

WI-06-05	47.1	65.22	18.12	0.19					2106	Incl 2m @ 0.62 g/t Au	0.15
	290	292	2					2790	6870		0.30

WI-07-05	15	23.7	8.7	0.3				2831	4153		0.33
	37	39	2	0.234				2210	4520		0.30
	69.9	73.9	4	0.084	5.01				4250	Incl 2m @ 0.12 g/t Au, 5.2 g/t Ag	0.26
	116.87	124.9	8.03	0.33	2.9	1674				Incl 2m @ 1.26g/t Au, 7.6 g/t Ag	0.34
	197.1	202.5	5.4			861	109			Incl 2m @ 296ppm Mo	0.28
	210.72	212.5	1.78		1.32	1520					0.17
	235.2	237.2	2			1165					0.12
	290.3	294.45	4.15			1175	155				0.39
	328.6	339.9	11.3			3806				Incl 2m @ 0.54%Cu	0.38
	382	384	2		2.02	1640					0.19
	388	390	2	0.16		792					0.14

WI-09-05	1.6	3.7	2.1			1420			1110		0.18
	12.8	18.9	6.1			1485					0.15
	21	22.9	1.9	0.31							0.12
	29.2	30.45	1.25	0.25							0.10
	300.8	303.8	3	0.26							0.10
	318.05	326.3	8.25	0.15	1.55	579	48.17				0.23
	363.2	396	32.8			768	29.55			Incl 2m @ 149ppm Mo	0.13

WI-10-05	282.4	294.4	12	0.24					1381		0.14

WI-11-05	196.2	199.2	3					1305	4070		0.17
	220.2	223.2	3			1135					0.11

Compliance with Government Regulation

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

      The Company is a junior mineral exploration company.  It compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies.  The presence of competing junior mineral exploration companies may impact on the Company’s ability to raise additional capital in order to fund its exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

      The Company will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

      As of the date of this Annual Report, the Company does not have any employees other than its officers, and its subsidiary Grupo Minero has three employees other than its officers.  The Company intends to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property.

Research and Development Expenditures

      The Company has not incurred any research or development expenditures since its incorporation.

Subsidiaries

      The Company has one subsidiary, Grupo Minero Internacional S.A.C. (a company organized under the laws of Peru), in which the Company acquired 100% of the issued and outstanding shares of Grupo pursuant to a letter agreement entered into on May 7, 2004.  During the fiscal year ended June 30, 2005, the Company sold less than 1% of Grupo to a Peruvian national in order to comply with Peruvian Law.  All mineral claims and concessions, and exploration activities in Peru are conducted through and by this subsidiary.

Patents and Trademarks

      The Company does not own, either legally or beneficially, any patents or trademarks.

PRIOR BUSINESS OPERATIONS

      Anton Dist. Inc.

      The Company’s business plan was to further develop and license a unique marketing product that would produce a tourist oriented city and regional map for individual cities and territories throughout North America.  This map was designed to be a low-priced promotional item to be sold at cost or given away by multi-outlet concerns such as gasoline retailers.  This map would give the end user a detailed view of the city and environs as well as highlighted locations of the sponsor’s outlets.  The map would be offered on an exclusive basis to several different non-competing industries.

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

ITEM 2. DESCRIPTION OF PROPERTIES

MINERAL PROPERTIES

      The Company has twenty-two mineral claims and concessions located in Peru as described above under “Description of Business”.

OFFICE LOCATION

      The Company’s executive offices are located at Calle Jose Gonzales 671-675, Miraflores, Lima 18, Peru.  The Company rents these premises consisting of a single building of approximately 2,600 square feet.  The rent is currently $1,112 per month, and is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 19, 2004, the Company filed a Schedule 14C – Notice of Action by a Majority of Shareholders, whereby shareholders of the Company holding 3,634,155 shares of the 3,634,155 shares issued and outstanding (100%) consented to and approved on March 30, 2004, the following action to be effective as of May 10, 2004: (i) a forward stock split on a basis of thirteen new shares for each old share; (ii) changing its name from Anton Dist. Inc. to "Andresmin Gold Corporation"; (iii) ratifying the adoption of the Stock Option Plan adopted by the Company’s Board of Directors on March 30, 2004; (iv) electing Messrs. Len De Melt, Wayne D. Johnstone and Lance Larsen to serve as directors of the Company until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratifying the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for the Company for the fiscal year ending June 30, 2004.

      On May 10, 2004, the above mentioned actions became effective.  For more information with respect to the corporate actions taken above and the

Certificate of Amendment filed with the Montana Secretary of State, please see the Company’s definitive 14C filing on the EDGAR data base at http://www.sec.gov.

      On February 14, 2005, the Company filed a Schedule 14C – Notice of Action by a Majority of Shareholders, whereby shareholders of the Company holding 81,886,323 shares of the 97,732,044 shares issued and outstanding (83.8%) consented to and approved on March 3, 2005, to approve an amendment to the Articles of Incorporation to effectuate an increase in authorized shares of common stock of the Company from 100,000,000 shares to 250,000,000 shares to be effective as of March 9, 2004.

      On March 9, 2005, the above mentioned actions became effective.  For more information with respect to the corporate actions taken above and the Certificate of Amendment filed with the Montana Secretary of State, please see the Company’s definitive 14C filing on the EDGAR data base at http://www.sec.gov.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company’s common stock is traded on the OTC Bulletin Board under the symbol "ADGD".  The market for the Company’s common stock is limited, volatile and sporadic.  The following table sets forth the high and low sales prices relating to the Company's common stock since the Company’s common stock was listed and posted for trading on the OTCBB on January 8, 2004.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                              FISCAL YEAR ENDED

                                       June 30, 2004

                              HIGH BID    LOW BID

First Quarter                   N/A         N/A
Second Quarter              N/A         N/A
Third Quarter                $9.00        $0.45
Fourth Quarter            $30.00      $10.50

                              FISCAL YEAR ENDED

                                      June 30, 2005

                              HIGH BID    LOW BID

First Quarter                  $3.00         $1.70
Second Quarter             $2.30         $0.65
Third Quarter                 $0.99         $0.46
Fourth Quarter               $0.62         $0.12

HOLDERS

      As of September 30, 2005, the Company had approximately 52 shareholders of record.

DIVIDENDS

      No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. The Company’s previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its Common Stock in the foreseeable future.

FORWARD STOCK SPLITS

      The Board of Directors of the Company and the shareholders pursuant to the Written Consent, authorized and approved a forward stock split of thirteen-for-one of the Company’s issued and outstanding shares of Common Stock (the “Forward Stock Split”). The Forward Stock Split was effectuated by the Board based on market conditions. The intent of the Forward Stock Split is to increase the marketability and liquidity of the Company’s Common Stock.

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

      The Forward Stock Split was effectuated on May 10, 2004 (the "Effective Date") upon filing the appropriate documentation with NASDAQ.  The Forward Stock Split increased the Company’s issued and outstanding shares of Common Stock from 3,634,155 to 47,244,015 shares of Common Stock.  The Common Stock will continue to be $0.001 par value.

      The Board of Directors of the Company at a meeting held on October 1, 2004, approved a forward stock split of three-for-one of the Company’s issued and outstanding shares of Common Stock.  The intent of this second forward stock split was to increase the marketability and liquidity of the Common Stock and the Board of Directors believed that such forward stock split would be in the best interests of the Company and its shareholders.

      This second forward stock split was effectuated on October 18, 2004 upon filing the appropriate documentation with NASDAQ.  This second forward stock split increased the Company’s issued and outstanding shares of Common Stock from 32,577,348 to 97,732,044 shares of Common Stock.  The Common Stock will continue to be $0.001 par value.

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

      On March 24, 2004, the Company sold 46,155 (138,465 post forward stock split) shares of common stock of the Company in aggregate to TXL Investments Limited and Vicki Korzenowski at a price US$6.50 per share for total proceeds to the Company of $300,007.50.  We believe that such issuances were exempt from registration under Regulation S promulgated under the U.S. Securities Act of 1933, as amended, as the securities were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

      On June 24, 2004, the Company sold 333,333 units (999,999 post forward stock split) (each a “Unit”) of the Company to Mr. Shih-Hung Chuang at a price of US$1.50 per Unit for total proceeds to the Company of $500,000.  Each Unit consists of one share of common stock and one share purchase warrant (each a “Warrant”), with each Warrant entitling the holder thereof to purchase one additional share of common stock (each a “Warrant Share”) of the Company’s capital stock for a period of two years from the date of issuance of the Warrant at a purchase price of US$1.50 per Warrant Share.  We believe that such issuances were exempt from registration under Regulation S promulgated under the U.S. Securities Act of 1933, as amended, as the securities were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

      On May 11, 2005, the Company issued 884,091 units (each a “Unit”) of the Company to seven persons at a price of US$0.55 per Unit for total proceeds to the Company of $486,250.  In addition, the Company had received another subscription for 25,000 Units along with payment of $13,750 from one of the seven persons, however the Company has inadvertently not issued these additional 25,000 Units at this time.  Each Unit consists of one share of common stock and one share purchase warrant (each a “Warrant”), with each Warrant entitling the holder thereof to purchase one additional share of common stock (each a “Warrant Share”) of the Company’s capital stock at a price of US$0.75 per share until May 11, 2006.  We believe that such issuances were exempt from registration under Regulation D and Section 4(2) under the U.S. Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

      Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated August 18, 2004, between Mr. Ian Brodie, the then President of the Company, and Mr. Kenneth Larsen, a former President and director of the Company, Mr. Brodie acquired 18,525,000 shares of common stock of the Company from Mr. Larsen for consideration of $1,425.00 constituting approximately 39.21% of the Company’s outstanding capital stock at that time.  However, immediately after such acquisition, Mr. Brodie instructed and authorized the Company to cancel 15,000,000 of 18,525,000 shares that he acquired from Mr. Larsen.  Mr. Brodie currently owns 10,575,000 shares of Common Stock of the Company constituting approximately 10.72% of the Company’s outstanding capital stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE YEAR ENDED JUNE 30, 2005

      The Company is an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

      This management discussion and analysis may include forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities and Exchange Act of 1934, as amended, with respect to achieving corporate objectives, developing additional project interests, the Company’s analysis of opportunities in the acquisition and development of various project interests, and certain other matters.  These statements are made under the “Safe Harbor” provisions of the United States Private Securities Litigation Reform Act of 1955 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements contained herein.

      The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. The Financial statements are presented in U.S. dollars and are prepared under the U.S. generally accepted accounting principles.

      During the year ended June 30, 2005, the Company completed its initial exploration programs on the Winicocha property.  These programs consisted of an initial Induced Polarization and Ground Magnetics survey, and a geochem sampling program over an area of 1,000 hectares.  As a result of these surveys, the Company conducted an 11-hole drill program totaling 3,640 meters, the results of which have been presented in this document.

RESULTS OF OPERATIONS

	June 30, 2005	June 30, 2004	June 30, 2003
Loss for Year	3,965,951	271,770	1,400
Per Share	0.04	0.00	0.00
Total Assets	690,740	536,414	-
Total Long Term Liabilities	2,200,000	-	-
Dividends Declared	Nil	Nil	Nil

      The Company has had no operating revenues since its inception on May 6, 1991 through to the financial year ended June 30, 2005.  Its activities have been financed from the proceeds of share subscriptions and subscriptions to convertible debentures issued by the Company.

      The Company incurred operating costs of $3,965,951 for the year ended June 30, 2005, compared to $271,770 for the year ended June 30, 2004.  The increase in expenditures is primarily due to the Company’s exploration activities and drilling program on the Winicocha property.  The amount also includes $107,770 in professional and filing fees for the period and $1,003,100 stock-based compensation expense, which is a non-cash item, and $105,891 accrued interest expense.

      General and administrative costs were $518,280 as compared to $2,432 for the year ended June 30, 2004.  This increase also reflects the exploration program on the Winicocha property, as well as several small reconnaissance programs on other mineral claims owned by the Company.

      Cash used in operating activities during the reporting period was $2,789,310, which reflects the cost of the Company’s operations, including prepaid expenses.  Advertising and promotion expenses increased to $1,035,933.  These expenses were incurred to increase public awareness of the Company and to attract investor interest.

      As a result of the foregoing, the net loss increased to $3,965,951 for the year ended June 30, 2005, compared to $271,770 for 2004.  The Company anticipates that it will continue to incur significant losses.

	Q ended June, 2005 $	Q ended March, 2005 $	Q ended Dec, 2004 $	Q ended Sept, 2004 $	Q ended June, 2004 $	Q ended March, 2004 $	Q ended Dec, 2003 $	Q ended Sept, 2003 $
Loss	268,971	1,824,033	1,626,257	246,690	264,431	5,734	465	1,140
Loss per share	0.00	0.02	0.01	0.00	0.00	0.00	0.00	0.00
Total assets	690,740	782,592	590,782	353,229	564,414	294,863	-	-
Total long-term liabilities	2,200,000	2,200,000	1,700,000	-	-	-	-	-

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has been dependent on investment capital and debt financing from third parties as our primary source of liquidity.  We have not generated any revenue from our operations.  We anticipate continuing to rely on equity sales of our shares of common stock and loans in order to continue to fund our business operations.  Issuances of additional shares will result in further dilution of our existing shareholders.

      At June 30, 2005, the Company had cash on hand of $316,124, as compared to cash of $224,375 at June 30, 2004. As at June 30, 2005 Company’s current liabilities were by $20,195 more than current assets.  Current liabilities grew to $429,529 from $12,352 at the year ending June 30, 2004.  Current assets increased by $ 146,131 in 2005.  As at June 30, 2005, the Company had total assets of $690,740, compared to $536,414 at June 30, 2004.

      During the year ended June 30, 2005, the Company raised $486,250 by way of private placement of its common stock, $13,750 by way of subscriptions received in advance, $2,200,000 by way of convertible debentures, and $195,916 by way of loans.  Subsequent to the reporting period, the Company has received an additional $124,630 by way of loans (promissory note).  The Company used all of these funds, in addition to cash on hand of $316,124, at the beginning of the year for the Company’s 2005 operating and exploration activities.

      At June 30, 2005, there was $2,200,000 of unsecured convertible debentures outstanding.  These debentures are convertible at the option of the holder during a two-year period from the date of issuance into units of the Company (see note 10 from the Notes to the Financial Statements), each unit consisting of one share and one share purchase warrant.  The interest rate on the debentures is 8% compounded semi-annually.  The Company is required to make interest payments to the debenture holders under the terms of the debenture.

      Under certain circumstances discussed in the Notes to Financial Statements, the Company may require that some of all of the principal amount and interest be converted under the conversion option.

      The Company is currently in arrears in the amount of $105,891 for unpaid interest expense.

      There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing.  If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to continue its exploration of the mineral claims and the Company’s venture will fail.

OFF-BALANCE SHEET ARRANGEMENTS

      As of the date of this Year-End Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has:  (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

TRANSACTIONS WITH RELATED PARTIES

      During the reporting period the Company had transactions amounting to $78,075 with a company with a common director.

      The Company has prepaid account for marketing, office support and other services totaling $34,972 with a company with a common director.

      The Company entered into an agreement with one of its directors, according to which the Company paid $40,000 to a director to secure a right of first refusal on any property or project, secured by or optioned by the director or his associated company, located in Peru. The term of this agreement ended on June 30, 2005.

FINANCIAL INSTRUMENTS

      The Company’s financial assets consist mostly of cash deposited in banks and short-term receivables. Management believes that the stated values are equivalent to the fair values.

      The Company’s liabilities consist of debentures and accounts payable.  Management believes that the stated values are equivalent to the fair values.

FOREIGN CURRENCY

      Most of the Company’s operations are in Peru, however the bulk of the expenses are paid and billed in United States dollars.  Therefore the Company is not significantly exposed to fluctuations in that local currency.  If a commercial deposit were discovered, the sales price of production would likely be denominated in U.S. dollars also resulting in minimal foreign currency risks.

CRITICAL ACCOUNTING ESTIMATES

      Due to the fact the Company has a history of losses and that there is no certainty that the Company will realize any benefit from tax loss carry forwards, a valuation allowance has been booked and no value is recognized in the statements.

      The Company has booked a significant expense for stock-based compensation ($1,003,100) related to the 6,510,000 stock options granted to officers, employees and consultants of the Company.  This amount was determined using the Black-Scholes valuation model.  This model requires the use of estimates in order to calculate the value of the stock-based compensation.  The determination of these estimates is the subject of judgment and if different inputs had been used, the charged amount of the stock-based compensation could vary widely.

AUDIT COMMITTEE

      As of the date of this Report, the Company has not appointed members to an Audit Committee.  Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.

      The Company is in the process of establishing an Audit Committee.  When established, the Audit Committee will be comprised of at least two independent members.  When established, the audit committee’s primary function will be to provide advice with respect to the Company’s financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The Audit Committee’s primary duties and responsibilities will be:  (i) to serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) to review and appraise the audit efforts of the Company’s independent accountants; (iii) to evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management’s establishment and enforcement of financial policies and business practices; and (v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

PLAN OF OPERATION

      The Company’s plan of operations for the twelve months following the date of this report is to continue our exploration activities on the Winicocha property and complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

  The Company plans to conduct further exploration on the Winicocha property consisting of additional geochemical IP and ground magnetic survey.  It anticipates that the cost of this program will be approximately $50,000.  The Company expects to commence this exploration program in the spring of 2006 depending on the availability of personnel and equipment.  This phase is expected to take approximately two months to complete.

  The Company anticipates spending approximately $25,000 in ongoing general and administrative expenses per month for the next twelve months.  The general and administrative expenses for the year are expected to consist primarily of professional fees for the audit and legal work relating to the Company’s regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

      During the 12-month period following the date of this statement, the Company does not anticipate generating any revenues.  The Company anticipates that any additional funding will be in the form of equity financing from the sale of our common stock.  However, the Company does not have any financing arranged and it cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund any additional exploration programs.  In the absence of such financing, the Company’s business plan will fail.

      The Company may consider entering into a joint venture partnership to provide the required funding to develop the mineral claims.  If the Company enters into a joint venture arrangement, it would likely have to assign a percentage of its interest in the property to the joint venture partner.

      Based on the nature of the Company’s business, it anticipates incurring operating losses in the foreseeable future.  The Company bases this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines.  The Company’s future financial results are also uncertain due to a number of factors, some of which are outside the Company’s control.  These factors include, but are not limited to:

  the Company’s ability to raise additional funding

  the market for minerals such as copper and gold

  results of the Company’s proposed exploration programs on the mineral property the Company’s ability to find joint venture partners for the development of its property interests

      If the Company is successful in completing further equity financings, existing shareholders will experience dilution of their interest in the Company.  In the event the Company is not successful in raising additional financing, it anticipates that it will not be able to proceed with its business plan.  In such a case, the Company may decide to discontinue its current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require the Company’s management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.  It is anticipated that such costs will not be sufficient to acquire any resources property and additional funds will be required to close any possible acquisition.  During this period, the Company will need to maintain its periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  In the event no other such opportunities are available and the Company cannot raise additional capital to sustain minimum operations, it may be forced to discontinue business operations.  The Company does not have any specific alternative business opportunities in mind and has not planned for any such contingency.

      Due to the Company’s lack of operating history and present inability to generate revenues, its auditors have stated their opinion that there currently exists substantial doubt about its ability to continue as a going concern.

      If the Company finds sufficient evidence that warrants further mineral exploration, it would likely conduct additional drilling on the mineral claims to determine if additional mineralization zones exist.  The Company does not have sufficient funds to complete any additional work, and if it decides to conduct additional work on the mineral claims, it will require additional funding.  The cost of such a program cannot be determined until results from the first phase of exploration are completed.  However, the Company estimates that the first phase of such a program will cost approximately $50,000.

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

ITEM 7. FINANCIAL STATEMENTS

      The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

      Index to Financial Statements

            Report of the Independent Registered Public Accounting Firm dated
                  September 30, 2005
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statement of Stockholders' Equity (Deficiency)
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

Consolidated Financial Statements

Andresmin Gold Corporation
(An exploration stage enterprise)
June 30, 2005 and 2004

REPORT OF THE INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Shareholders
Andresmin Gold Corporation

We have audited the consolidated balance sheet of Andresmin Gold Corporation (“the Company”) (an exploration stage enterprise) as at June 30, 2005 and the related consolidated statement of operations, stockholders’ equity (deficiency) and cash flows for the period May 6, 1991 through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2004, and for the period May 6, 1991 (inception) through June 30, 2004, were audited by other auditors whose report dated September 17, 2004 expressed an unqualified opinion on those statements. The financial statements for the period May 6, 1991 (inception) through June 30, 2004 include total revenues and net loss of $nil and $287,020, respectively. Our opinion on the statements of operations, shareholders’ equity, and cash flows for the period May 6, 1991 (inception) through June 30, 2005, insofar as it relates to amounts for prior periods through June 30, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andresmin Gold Corporation as at June 30, 2005 and the results of its operations and its cash flows for the period May 6, 1991 through June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from operations. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                          /s/ Ernst & Young LLP
Vancouver, Canada,
September 30, 2005.                                                                                                 Chartered Accountants

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED BALANCE SHEETS
[Basis of Presentation - Note 1]

As at June 30                                                                                                         (Expressed in U.S. dollars)

                                                                                                                  2005                            2004
                                                                                                                     $                                  $

ASSETS
Current
Cash and cash equivalents                                                                         316,124                       224,375
Taxes recoverable                                                                                              —                        23,607
Prepaid expenses and other current assets [notes 4 and 6]                         93,210                         15,221

Total current assets                                                                               409,334                       263,203
Property and equipment [note 7]                                                                21,406                        10,111
Mineral property interests [note 8]                                                            260,000                      263,100

Total assets                                                                                             690,740                      536,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and other accrued liabilities [notes 6 and 9]                   233,613                        12,352
Promissory notes [note 10]                                                                       195,916                              —

Total current liabilities                                                                            429,529                       12,352
Convertible debentures [note 11]                                                           2,200,000                              —

Total liabilities                                                                                      2,629,529                       12,352

Stockholders’ equity (deficiency) [note 12]
Authorized
    250,000,000 common shares: $0.001 par value [June 30,
         2004 - 100,000,000 common shares: $0.001 par value]
     10,000,000 preferred shares: $0.001 par value
Issued
     98,616,135 common shares [June 30, 2004 - 141,732,045
         common shares]                                                                                  98,616                    141,732
Additional paid-in capital                                                                         2,201,817                    169,350
Share subscriptions received in advance                                                       13,750                     500,000
Accumulated deficit during the exploration stage                                     (4,252,971)                  (287,020)

Total stockholders’ equity (deficiency)                                             (1,938,788)                    524,062

Total liabilities and stockholders’ equity (deficiency)                            690,740                   536,414

See accompanying notes

On behalf of the Board:

                                                                “Ian S. Brodie”                            “Dean A. deLargie”
                                                                 Director                                       Director

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
[Basis of Presentation - Note 1]

(Expressed in U.S. dollars)

                                                                              Cumulative from
                                                                                  May 6, 1991
                                                                                 (inception) to              Year ended            Year ended
                                                                                     June 30,                    June 30,                June 30,
                                                                                        2005                          2005                      2004
                                                                                           $                                $                            $

EXPENSES
Advertising and promotion                                           1,047,905                   1,035,933                    11,972
Consulting fees                                                               311,078                      277,978                    33,100
Depreciation                                                                       3,562                          3,562                           —
Filing fees                                                                         18,105                        16,186                      1,919
Finder’s fee                                                                    120,000                      120,000                           —
Investor relations                                                            377,734                      377,734                           —
Interest                                                                           109,233                      106,202                      2,737
Bank charges                                                                      2,834                         2,834                            —
Office and general                                                           481,042                     518,280                       2,432
Professional fees                                                             111,986                       91,584                       5,776
Stock-based compensation [note 12]                          1,003,100                  1,003,100                           —
Travel                                                                             119,665                     101,186                    18,479
Foreign exchange loss                                                       11,305                       11,305                           —

                                                                                   3,757,549                  3,665,884                     76,415

Other item
Property exploration and investigation costs                    499,597                      304,242                  195,355
Amount due to related party written off                             (4,175)                        (4,175)                          —

                                                                                     495,422                       300,067                  195,355

Net loss for the period                                           (4,252,971)                  (3,965,951)               (271,770)

Basic and diluted loss per share                                                                        (0.04)                      (0.00)

Weighted average shares outstanding
- basic and diluted                                                                                    105,491,509           141,732,045

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
[Basis of Presentation - Note 1]

(Expressed in U.S. dollars)

					Accumulated
					deficit
			Additional		during
	Common shares		paid-in	Share	exploration
	shares	par amount	capital	subscriptions	stage	Total
	#	$	$	$	$	$

Shares issued for cash, May 6, 1991	156,000,000	156,000	(155,975)	—	—	25
Net loss	—	—	—	—	(25)	(25)

Balance, June 30, 1999 and 2000	156,000,000	156,000	(155,975)	—	(25)	—
Shares issued for cash	40,872,000	40,872	(30,822)	—	—	10,050
Shares issued for services	1,560,000	1,560	(560)	—	—	1,000
Net loss	—	—	—	—	(11,995)	(11,995)

Balance, June 30, 2001	198,432,000	198,432	(187,357)	—	(12,020)	(945)
Shares cancelled	(58,500,000)	(58,500)	58,500	—	—	—
Net loss	—	—	—	—	(1,830)	(1,830)

Balance, June 30, 2002	139,932,000	139,932	(128,857)	—	(13,850)	(2,775)
Net loss	—	—	—	—	(1,400)	(1,400)

Balance, June 30, 2003	139,932,000	139,932	(128,857)	—	(15,250)	(4,175)
Shares issued for cash	1,800,045	1,800	298,207	—	—	300,007
Proceeds received from share subscriptions for 333,333 units	—	—	—	500,000	—	500,000
Net loss	—	—	—	—	(271,770)	(271,770)

Balance, June 30, 2004	141,732,045	141,732	169,350	500,000	(287,020)	524,062
Shares cancelled	(45,000,000)	(45,000)	45,000	—	—	—
Shares issued for cash	999,999	1,000	499,000	(500,000)	—	—
Shares issued for cash	884,091	884	485,367	—	—	486,251
Proceeds received from share subscriptions for 25,000 units	—	—	—	13,750	—	13,750
Stock based compensation	—	—	1,003,100	—	—	1,003,100
Net loss	—	—	—	—	(3,965,951)	(3,965,951)

Balance, June 30, 2005	98,616,135	98,616	2,201,817	13,750	(4,252,971)	(1,938,788)

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Basis of Presentation - Note 1]

(Expressed in U.S. dollars)

                                                                                      Cumulative from
                                                                                          May 6, 1991
                                                                                         (inception) to              Year ended                Year ended
                                                                                             June 30,                    June 30,                    June 30,
                                                                                                2005                          2005                          2004
                                                                                                   $                                $                                $

OPERATING ACTIVITIES
Net loss                                                                           (4,252,971)               (3,965,951)                   (271,770)
Items not involving cash:
   Depreciation                                                                         3,562                         3,562                              —
   Stock-based compensation                                            1,003,100                  1,003,100                              —
   Write off of amount due to related party                               (4,175)                      (4,175)                             —
   Mineral property costs charged to operations                        3,100                         3,100                              —
Change in non-cash working capital:
   Accounts payable and other accrued liabilities                   237,787                     225,436                          8,177
   Prepaid expenses                                                              (93,210)                    (77,989)                      (15,221)
   Taxes recoverable                                                                    —                       23,607                        (23,607)

Net cash flows used in operating activities                 (3,102,807)              (2,789,310)                    (302,421)

INVESTING ACTIVITIES
Additions to property and equipment                                    (24,968)                   (14,858)                      (10,111)
Acquisition of mineral property interests                              (263,100)                           —                     (263,100)

Net cash flows used in investing activities                     (288,068)                   (14,858)                    (273,211)

FINANCING ACTIVITIES
Funds received through the issuance of common stock            98,616                    (43,116)                          1,800
Additional paid-in capital                                                   1,198,717                1,029,367                       298,207
Share subscriptions received in advance                                  13,750                 (486,250)                      500,000
Proceeds from promissory notes issued                                 195,916                  195,916                                —
Funds received through debenture placements                    2,200,000               2,200,000                                —

Net cash flows provided by financing activities            3,706,999               2,895,917                        800,007

Net increase in cash and cash equivalents                      316,124                     91,749                        224,375
Cash and cash equivalents, beginning of period                             —                    224,375                                —

Cash and cash equivalents, end of period                       316,124                   316,124                         224,375

Supplemental information
Cash paid for:
   Interest                                                                                   412                          412                                  —
   Income taxes                                                                            —                            —                                  —

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Andresmin Gold Corporation (“Andresmin”) (formerly Anton Dist. Inc.) was incorporated under the laws of the State of Montana on May 6, 1991. On April 29, 2004, Andresmin acquired 100% of the total issued and outstanding shares of Grupo Minero Internacional S.A.C. a private company organized under the laws of Peru.

Andresmin is an exploration stage corporation focused in the metals and minerals industry. An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage. There is no assurance that a commercially viable mineral deposit exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

These consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Andresmin have been prepared in accordance U.S. generally accepted accounting principles and reflected the following significant accounting policies summarized below.

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Grupo Minero International S.A.C. (“Grupo”) [note 13]. All inter-company transactions and balances have been eliminated.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

The most significant estimates are related to mineral property interests.

Cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

Property and equipment

Property and equipment is recorded at cost. The Company provides for depreciation at the following annual rates:

Computer equipment                                                          - 25% straight line
Furniture and fittings                                                           - 10% straight line
Plant equipment                                                                   - 10% straight line
Other equipment                                                                   - 10% straight line

Mineral properties and exploration expenses

The mineral property acquisition costs are capitalized until the viability of the mineral interest is determined.

Exploration and development costs are charged to the operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from the ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2005, the Company did not have proven or probable reserves.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2005 and 2004, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation; As amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and disclosure - Amendment of SFAS No. 123. SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to employees’ stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Fair value of financial instruments and concentration of risks

The carrying value of cash and cash equivalents, accounts payable and promissory notes approximate their fair value because of the short-term maturity of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. As at June 30, 2005 and 2004, the balance placed in these financial institutions did not exceed the insured limit. Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

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

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this statement does not have an impact on the Company’s consolidated financial statements.

Loss per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings per Share. Diluted loss per share is equal to the basic loss per share for the years ended June 30, 2005 and 2004.

Comprehensive income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity. Comprehensive income comprises equity except those amounts resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended June 30, 2005 and 2004.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’ s results of operations or financial position.

3. CASH AND CASH EQUIVALENTS

As at June 30, 2005, cash and cash equivalents consist of cash only.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has prepaid accounts totaling $93,210 [2004 - $15,221] for marketing, office support and other services.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

5. NON-MONETARY TRANSACTIONS

A Director of the Company bought 55,500,000 (18,500,000 prior to forward stock split) common shares of the Company from a former director, and subsequently authorized the Company to cancel 45,000,000 (15,000,000 prior to forward stock split) of these common shares with no compensation.

6. RELATED PARTY TRANSACTIONS

During the reporting period the Company received administrative services at a cost of $78,075 [2004 - $nil] from a company with a common director.

The Company has prepaid for marketing, office support and other services totaling $34,972 [2004 - $nil] with a company having a common director.

The Company entered into an Agreement with one of its directors, according to which the Company paid $40,000 to secure a right of first refusal on any property or project, secured by or optioned by the director or his associated company, located in Peru. The Agreement term ended June 30, 2005.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                                                                            2005                            2004
                                                                                                                               $                                  $

Furniture and fittings                                                                                               5,092                              —
Computer equipment                                                                                            11,540                       10,111
Plant equipment                                                                                                      6,715                              —
Other equipment                                                                                                     1,621                              —

Total                                                                                                                    24,968                       10,111
Less: accumulated depreciation                                                                               3,562                              —

Net book value                                                                                                    21,406                       10,111

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

8. MINERAL PROPERTY INTERESTS

Pursuant to an agreement dated February 17, 2004, the Company acquired a 100% undivided interest in eight mining concessions, four of which are located in Chumbivilcas County, District of Livitaca, Peru, known as the Winicocha project, and four located in Huaraz County, District of Pira, Peru, known as the Huarangayoc/Pira project. Consideration included the cash payment of $230,000 and the granting of a 2½% Net Smelter Royalty on the properties.

The Company also acquired fourteen additional concessions located in the districts of Livitaca (7), Azangaro, Santiago de Pupuja, Tisco, Tirapata, Caraveli, Espinar and Asillo. The total cost associated with the acquiring of these concessions was $30,000.

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

As of June 30, 2005 the Company has accrued $105,891 interest payable on convertible debentures issued.

10. PROMISSORY NOTES

As of June 30, 2005 the Company has outstanding two promissory notes to third parties - for $184,965 and for $10,951. The notes are unsecured, non-interest bearing and repayable on demand.

11. CONVERTIBLE DEBENTURES

On October 20, 2004, the Company has issued a convertible debenture for $150,000.

On October 27, 2004, the Company has issued a convertible debenture for $1,200,000.

On October 28, 2004, the Company has issued a convertible debenture for $250,000.

On November 5, 2004, the Company has issued a convertible debenture for $100,000.

On February 21, 2005, the Company issued a convertible debenture for $500,000.

All of these convertible debentures are for a period of two years and have an interest rate of 8%, calculated and paid semi-annually in arrears.

The debentures are convertible into units of the Company.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

11. CONVERTIBLE DEBENTURES (cont’d.)

For the debentures issued up to November 5, 2004 ($1,700,000) each unit consists of one share of common stock at a conversion price of $0.66 ($2.00 prior to forward stock split) and one non-transferable share purchase warrant enabling the holder to purchase an additional share of common stock of the Company at an exercise price of $0.66 ($2.00 prior to forward stock split) for a period of two years from the date of issuance of the share purchase warrant. The shares received upon exercise of the conversion option will have a hold period of at least 12 months from the date of conversion. The conversion of the debenture may be exercised by the lender by the delivery of a notice of exercise of the conversion option, which must be exercised as to no less than 20% of the face amount of the convertible debenture. In addition, subject to the Company not being in default of any part of the convertible debenture, the Company being a reporting and trading issuer listed in good standing on a public trading forum and the Company’s shares of common stock trading at an average volume of no less than 100,000 shares per day for the previous 30 days and at a price of $1.66 ($5.00 prior to forward stock split) or more, the Company may require that some or all of the principal amount and interest of the convertible debenture be converted under the conversion option, employing a conversion price of $2.00 commencing one year after the date of issuance of the convertible debenture.

For the debenture issued on February 21, 2005 ($500,000) each unit consists of one share of common stock at a conversion price of $0.80 and one non-transferable share purchase warrant enabling the holder to purchase an additional share of common stock of the Company at an exercise price of $1.25 for a period of two years from the date of issuance of the share purchase warrant. The shares received upon exercise of the conversion option will have a hold period of at least 12 months from the date of conversion. The conversion of the debenture may be exercised by the lender by the delivery of a notice of exercise of the conversion option, which must be exercised as to no less than 20% of the face amount of the convertible debenture. In addition, subject to the Company not being in default of any part of the convertible debenture, the Company being a reporting and trading issuer listed in good standing on a public trading forum and the Company’s shares of common stock trading at an average volume of no less than 100,000 shares per day for the previous 30 days and at a price of $1.70 or more, the Company may require that some or all of the principal amount and interest of the convertible debenture be converted under the conversion option, employing a conversion price of $0.80 commencing one year after the date of issuance of the convertible debenture.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

12. SHARE CAPITAL, STOCK OPTIONS AND SHARE PURCHASE WARRANTS

Common shares

The authorized amount of common shares is 250,000,000 with par value of $0.0010 per share.

The authorized amount of preferred shares is 10,000,000 with par value $0.0010 per share. No preferred shares have been issued by the Company.

Holders of the corporation’s common stock shall not possess cumulative voting rights at any shareholders meetings called for the purpose of electing a Board of Directors or on other matters brought before stockholders meetings.

During the fiscal years 2000, 2002, 2004 and 2005 the Company’s board of directors authorized stock splits of 20:1, 8:1, 13:1, and 3:1 respectively. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the stock splits.

In September 2004, the Company cancelled the 45,000,000 common shares (15,000,000 common shares prior to forward stock split) returned to treasury and issued 999,999 common shares (333,333 common shares prior to forward stock split) for the $500,000 subscriptions received in advance in June 2004.

In May 2005, the Company issued 884,091 common shares at $0.55 for total proceeds of $486,251 and received an additional $13,750 subscription for 25,000 common shares, which were issued after the reporting period.

In June 2005, the Company registered 9,100,000 common shares to be issued to employees under the Stock Option Plan. The proposed maximum offering price per share was determined by the Board of Directors using the average of the market price over the last five trading days prior to the date of filing this registration statement, which was $0.28.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

12. SHARE CAPITAL, STOCK OPTIONS AND SHARE PURCHASE WARRANTS (cont’d.)

Stock options

The Company has granted an aggregate of 6,510,000 incentive stock options to officers, employees and consultants of the Company. 6,000,000 of these options were granted on February 4, 2005, having an exercise price of $0.61 per share; 210,000 of these options were granted on February 10, 2005, having an exercise price of $0.67 per share; and 200,000 of these options were granted on February 10, 2005, having an exercise price of $0.75 per share. All of the 6,410,000 options granted have a term of two years from the date of grant and are vested immediately. In addition, the Company granted 100,000 options on October 20, 2005 having an exercise price of $0.75 per share and a term of 18 months from the date of the grant. 4,200,000 of the stock options were granted to officers and employees, and 2,310,000 were granted to consultants of the Company. Stock-based compensation expenses of $1,003,100 have been recorded for the reporting period.

The Company accounts for its stock-based compensation plans using the intrinsic value method whereby no compensation costs have been recognized in the financial statements for stock options granted to employees, officers and directors. If the fair value method had been used for options granted, a value of $2,843,100 would be recorded for the year ended June 30, 2005. The Company’s net loss and net loss per share would approximate the following pro forma amounts:

                                                                                                                              2005                        2004
                                                                                                                                $                               $

Net loss as reported                                                                                        3,965,951                (271,770)
Net loss pro forma                                                                                          5,805,951                (271,770)

Pro forma net loss per common share
   basic and diluted loss per share                                                                           (0.05)                     (0.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk free interest rate                                                                      3.00%
Expected life of options in years                                              1 to 2 years
Expected volatility                                                                           134%
Dividend per share                                                                          $0.00

No stock options were exercised or cancelled during the reporting period.

As at June 30, 2005, the weighted average remaining contractual life is 1.60 years.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

12. SHARE CAPITAL, STOCK OPTIONS AND SHARE PURCHASE WARRANTS (cont’d.)

Stock options continuity schedule:

		Weighted average exercise price
	Number	$

Outstanding at July 1, 2004	—	—
Granted	6,510,000	0.62
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2005	6,510,000	0.62

Share purchase warrants

During the financial year 2005, the Company has issued 1,884,090 warrants. Each warrant entitles its owner to purchase one additional common share of “Andresmin” at a purchase price of $0.75 if subscribed for at any time prior to 4:00 p.m. on June 8, 2006.

No share purchase warrants have been exercised during the financial year 2005.

13. ACQUISITION OF SUBSIDIARY

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

                                                                                                                                                           $

Mineral property interest                                                                                                                230,000

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004                                                                                      (Expressed in U.S. dollars)

14. INCOME TAXES

The Company’s income tax expense for each of the years 2005 and 2004 is nil. The Company has provided a valuation allowance equal to the future tax assets because the timing of the utilization of the future tax assets is indeterminable.

The Company is subject to income taxes in the United States of America while its subsidiary is subject to income taxes in Peru. U.S. federal net operating loss carryforwards of approximately $2,000,000 if not utilized to offset taxable income in future periods expire in the year 2025. Peruvian net operating loss carryforwards of $275,000 if not utilized to offset taxable income of future periods will expire in the year 2009.

15. SUBSEQUENT EVENTS

Subsequent to the reporting period the Company has received an additional $124,630 by way of a promissory note. The promissory note is non interest bearing and repayable on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      On May 11, 2004, the Company dismissed Janet Loss, C.P.A., P.C., Certified Public Accountant (“Janet Loss”) as the principal independent accountant of the Company.  The Board of Directors of the Company authorized the dismissal of Janet Loss on May 11, 2004.

      During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Janet Loss, there were no disagreements with Janet Loss which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Janet Loss would have caused Janet Loss to make reference to the subject matter of the disagreements in connection with its reports.  Janet Loss as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

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

      The Company’s principal independent accountant from May 11, 2004 to May 3, 2005, was Ellis Foster, Chartered Accountants.  On May 3, 2005, Ellis Foster, Chartered Accountants, entered into a transaction with Ernst & Young LLP (Canada) under which certain assets of Ellis Foster were sold to Ernst & Young and the professional staff and partners of Ellis Foster joined Ernst & Young either as employees or partners of Ernst & Young and carried on their practice as members of Ernst & Young.  Ellis Foster will complete any audit engagement that is currently in process, and following a transition and engagement process, Ernst & Young will be in position to be recognized as the Company’s auditor on a going-forward basis.

Item 8A CONTROLS AND PROCEDURES

      As of the end of the period covered by this Annual Report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President, who is the principal executive officer (the “PEO”) and principal accounting officer (the “PAO”), of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the PEO and PAO, concluded that the disclosure controls and procedures were effective.  There have been no changes in these internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B OTHER INFORMATION

      The Company inadvertently did not report on a Form 8-K the information about the change in the principal independent accountant for the Company from Ellis Foster, Chartered Accountants to Ernst & Young LLP (Canada), which is discussed in Item 8 “Change in and Disagreement with Accountants on Accounting and Financial Disclosure”, hereinabove.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      As of the date of this Annual Report, the directors and officers of the Company are as follows:

      Name                         Age                          Position

Len De Melt (1)                59                            Director

Lance Larsen (2)              46                            Secretary

Ian Brodie (3)                  50                             Director

Robert Weicker (4)          52                            Director

Dean de Largie (5)           46                            President and Director

Luis Goyzueta (6)             30                            Director

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

(3)   Mr. Ian Brodie was appointed as the President and a director of the Company on August 24, 2004.  Mr. Brodie resigned as the President of the Company, but not as a director of the Company on May 3, 2005.

(4)   Mr. Robert Weicker was appointed as a director of the Company on September 10, 2004.

(5)   Mr. Dean de Largie was appointed as a director of the Company on April 12, 2005 and as the President of the Company on May 3, 2005.

(6)   Mr. Goyzueta was appointed as a director of the Company on April 12, 2005.

      Biographies of the Executive Officers/Directors

      LEN DE MELT B.A., ASc T, Hd.M. has been a Mine Manager of an open pit mine in Guinea, Africa, which is controlled by the Trivalence Mining Corporation, a British Columbia corporation that is listed on the TSX Venture Exchange, from 2000 to present.  As Mine Manager, Mr. De Melt manages 550 employees. He manages operations and maintenance: 21 sub departments, which include 3 Ore Treatment Plants/Mills, engine re-build shop, Manitowoc shovel/dragline re-build shop, Caterpillar Heavy equipment re-build shop, Tire vulcanization shop, Electrical generator/motor re-wind shop, Telecommunications shop, Light Vehicle Maintenance shop, field Manitowoc shovel/dragline maintenance, field Heavy maintenance and Townsite power and water maintenance.  From 1998 to 2000 Mr. De Melt was manager of Yanacocha (one of the World’s top mines – Open Pit Heap Leach) located in Peru.  Mr. De Melt has also provided mining consulting to certain companies from 1997 to 1999.  From 1995 to 1997, Mr. De Melt was the President, Manager and Chief Engineer for Goldust Mines Ltd., a company operating out of Val Dor, Quebec, Canada.  While at Goldust Mines Ltd., Mr. De Melt arranged financing, managed and put into production the Croiner Mine.  Mr. De Melt graduated from the British Columbia Institute of Technology with a Mechanical diploma.  On May 14, 1969, Mr. De Melt graduated from the Haileybury School of Mines-Engineering.  Mr. De Melt is a member of the Association of Applied Sciences of British Columbia.  In addition, Mr. De Melt is a member of the Canadian Institute of Mining and Metallurgy.

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

      IAN BRODIE has been a director of the Company since August 24, 2004 and was the President of the Company from August 24, 2004 to May 3, 2005.  In addition, Mr. Brodie is the Secretary and director of Solara Ventures Inc., a non-reporting issuer.  Mr. Brodie has over 20 years of experience in capital markets and brings a high level of corporate finance and management experience to the Company.  During a career that began as an investment executive for a Canadian national brokerage firm, Mr. Brodie's resume encompasses corporate restructuring, mergers, acquisitions and divestitures.  His specialized expertise includes in-depth knowledge of the brokerage and finance community.  Mr. Brodie has served on the board of directors of several national public companies, including Cascadia Brands Inc. and Unilens Vision Inc.  Mr. Brodie has also been involved in senior management roles in the mining industry, serving on the board of directors of companies such as Carson Gold Corp. (now Vengold), Ghana Goldfields Ltd. and as President and director of Crystallex International Corp.

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

      DEAN DE LARGIE has been a director of the Company since April 12, 2005 and the President of the Company since May 3, 2005.  Mr. de Largie has over 16 years in the mineral exploration and mining in Australia, North and South America and Africa.  His career has spanded all phases of greenfields and advanced exploration, open-pit and underground mining operations.  Mr. de Largie spent six years with the Ashton Mining Group and held positions of Remote Sensing Interpretation Geologist, Exploration Geologist in Western Australia and Nevada and Mine Geologist on the Mertondale 5 Gold Mine.  Mr. de Largie consulted to Metex Resources, significantly adding to the resource at Beasley Creek and Lancefield Deposits, to North Limited in charge of geotechnical drilling on the Kanowna Belle Gold Mine, and to Billiton Exploration exploring the Halls Creek Mobile Belt in Western Australia for copper for several years prior to moving to Peru in 1996.  Since 1996, Mr. de Largie has been consulting in South America to Billiton Exploration, Western Mining, Savage Exploration and Panoro Resources with an emphasis on exploration for Porphyry Copper Deposits.  Mr. de Largie has a Bachelor of Applied Science – Geology from the Curtin University of Technology, School of Geology and Geophysics in Western Australia.  Mr. de Largie is not a director or officer of any other reporting issuer.

      LUIS HUMBERTO GOYZUETA ANGOBALDO has been a director of the Company since April 12, 2005.  Mr. Goyzueta has an impressive track record spanning over seven years working as an executive with natural resource companies in Peru.  He is General Manager and serves on the Board of Directors of Interpacific Oil, Peru´s only biodiesel company.  He also serves on the Board of Directors of Oiltec, Gulf Oil International's partner in Peru.  Furthermore, he is President of two Peruvian mining companies, Compania Minera Moria and Minera Inka Sol.  In addition to his Peruvian natural resource expertise, Mr. Goyzueta holds a degree in Economics and Finance from Bentley College in Boston, and has a large network of high level contacts throughout Latin America.  Mr. Goyuzeta is not a director or officer of any other reporting issuer.

      Family Relationships

      There are no family relationships between any of the officers or directors of the Company.

      Involvement in Certain Legal Proceedings

      As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated);

      On May 4, 2005, the British Columbia Securities Commission (the “BCSC”) issued a Cease Trade Order against the Company whereby all trading in the securities of the Company in the Province of British Columbia shall cease until the Company files a technical report in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects, and the Executive Director of the BCSC makes and order revoking this Cease Trade Order.  Despite this order, a beneficial shareholder of the Company, who is not, and was not at the date of the Cease Trade Order, an insider or control person of the Company may sell securities of the Company acquired before the date of this order if: (i) the sale is made through a market outside of Canada, (ii) the sale is made through an investment dealer registered in British Columbia, and (iii) the investment dealer maintains a record of the details of the sales.  Therefore, the Cease Trade Order effectively restricts the sale of additional shares by the Company to persons in British Columbia and restricts the sale of shares of the Company held by Ian Brodie and Robert Weicker (both directors of the Company).

INDEMNIFICATION OF OFFICERS AND DIRECTORS

        As permitted by Montana law, the Company’s Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or wilful misconduct.  Insofar as indemnification for liabilities arising under the U.S. Securities Act of 1933, as amended, may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION OF LIABILITY

        Pursuant to the Montana Business Corporation Act, the Company’s Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Montana Business Corporation Act, or any transaction from which a director receives an improper personal benefit.  This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any directors liability under federal or applicable state securities laws.

AUDIT COMMITTEE FINANCIAL EXPERT

      As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an Audit Committee financial expert nor does the Company have an Audit Committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the U.S. Securities Exchange Act, as amended (the “Exchange Act”), requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC.  Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act.

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

      Mr. Len De Melt and Mr. Wayne Johnstone have failed to timely file their Form 3’s relating to their election as directors of the Company on May 10, 2004.  In addition, Mr. Len De Melt may have failed to timely file Form 4’s in relation to the sale of shares of the Company registered in his name.

      Mr. Dean de Largie has failed to timely file his Form 3 relating to his appointment as a Director of the Company on April 12, 2005, however, Mr. de Largie filed his Form 3 on May 25, 2005.

      Mr. Luis Goyzueta has failed to timely file his Form 3 relating to his appointment as a director of the Company on April 12, 2005.

      None of the directors, officers, and greater than 10% beneficial owners have filed a Form 5.

CODE OF ETHICS

      At this time, the Company has not adopted a code of ethics as it has recently restructured its board of directors subsequent to the recent acquisition of its wholly-owned subsidiary, Grupo Minero Internacional S.A.C., which occurred in late July, 2004.  Now that the Company is ready to move forward with its business, the Company intends to adopt a code of ethics in the near future.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

      The following table sets out the compensation received by the President and CEO of the Company for the last three fiscal years ended June 30, 2005.  The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

      Summary Compensation Table

                                           Annual Compensation                 Awards             Payouts
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

Len De Melt (2)          2004       Nil           Nil       Nil        Nil        Nil        Nil           Nil
Prior President

Ian Brodie (3)             2004       Nil           Nil       Nil        Nil        Nil        Nil           Nil
Prior President            2005       Nil           Nil       Nil        Nil  2,000,000   Nil          Nil
and director

Dean de Largie (4)      2005    89,268       Nil       Nil        Nil     75,000     Nil          Nil
President and
director

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

(3)   Mr. Ian Brodie was appointed as President and a director of the Company on August 24, 2004.  Mr. Brodie resigned as the President of the Company but not as a director of the Company May 3, 2005.

(4)   Mr. Dean de Largie was appointed as a director of the Company on April 12, 2005 and as the President of the Company on May 3, 2005.

      No long term incentive plan awards were made to any executive officer during the fiscal year ended June 30, 2005, except for the granting of stock options, which is discussed hereinbelow.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

      As of the date of this Annual Report, there are 98,616,135 shares of common stock of the Company issued and outstanding.

Title of Class         Name and Address of           Amount and Nature        Percent
                                  Beneficial Owner                       of Class               of Class
________________________________________________________________
                                                                                   (1)(2)
Common Stock      Ian Brodie                                 12,575,000               12.5%
                              1010 Beach Ave., Suite 701
                              Vancouver, B.C.
                              Canada, V6E 1T7

                                                                                   (1)
Common Stock      Lance Larsen                               1,700,000               1.72%
                              254 – 16 Midlake Blvd.
                              Calgary, Alberta
                              Canada, T2X 2X7

                                                                                   (1)
Common Stock      Len De Melt                               14,520,000              14.72%
                              Calle Malecon Cisneros 810
                              Miraflores, Lima 18
                              Peru

                                                                                   (1)(3)
Common Stock      Robert Weicker                             700,000                  0.71%
                              3000 Walton Ave.
                              Coquitlam, B.C.
                              Canada, V3B 6V6

                                                                                   (1)(4)
Common stock      Dean de Largie                               575,000                 0.58%
                             Calle Jose Gonzales 675
                             Miraflores, Lima 18
                             Peru

                                                                                   (1)
Common Stock      Luis Goyzueta                                  Nil                         Nil%
                             Calle Alonso de Molina
                             332 Monterrico, Surco
                             Lima, Peru

                                                                                   (1)(5)
Common Stock     All current officers and               30,070,000                  29.8%
                             directors as a group
                             (6 persons)

(1)   These are restricted shares of common stock.
(2)   This figure includes 10,575,000 shares of common stock directly owned by Mr. Brodie and 2,000,000 shares underlying stock options that have vested and are exercisable within 60 days of the date of this Annual Report.
(3)   This figure includes 500,000 shares of common stock directly owned by Mr. Weicker and 200,000 shares underlying stock options that have vested and are exercisable within 60 days of the date of this Annual Report.
(4)   This figure includes 500,000 shares of common stock directly owned by Mr. de Largie and 75,000 shares underlying stock options that have vested and are exercisable within 60 days of the date of this Annual Report.
(5)   This figure includes 27,795,000 shares of common stock directly owned by the officers and directors and 2,275,000 shares underlying stock options that have vested and are exercisable within 60 days of the date of this Annual Report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      On March 30, 2004, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the “Stock Option Plan”).  In addition, on May 10, 2004, all of the shareholders of the Company approved the Stock Option Plan.  The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company.  Pursuant to the provisions of the Stock Option Plan, stock options (the “Stock Options”) will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

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

      No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above.  Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

      The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

      Incentive Stock Options

      The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the “Incentive Stock Options”).  The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option.  In accordance with the terms of the Stock Option Plan, “fair market value” of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant.  The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

      As of the date of this Annual Report, a total of 6,510,000 stock options have been granted to directors, officers, employees and consultants of the Company as set forth in the table below.  In accordance with the terms of the

Stock Option Plan, the Board of Directors is authorized, without further shareholder approval, to grant such options from time to time to acquire up to an aggregate of 27,300,000 shares of the Company’s restricted common stock on a post forward stock split basis, which occurred on May 10, 2004 and again on October 18, 2004.

RECENTLY GRANTED STOCK OPTIONS

Name	# of Options	Exercise Price	Expiry Date
Ian Brodie	2,000,000	$0.61	Feb. 4, 2007
Scott Morrice	2,000,000	$0.61	Feb. 4, 2007
David Clifton	2,000,000	$0.61	Feb. 4, 2007
Dean de Largie	75,000	$0.67	Feb. 10, 2007
Heidi Rhodes	30,000	$0.67	Feb. 10, 2007
James Shepard	30,000	$0.67	Feb. 10, 2007
Jenny Egusquiza	75,000	$0.67	Feb. 10, 2007
Robert Weicker	200,000	$0.75	Feb. 10, 2007
Baltic Investment Group	100,000	$0.75	April 20, 2006

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no transactions between the Company and its directors, officers, or other related parties during the fiscal year ended June 30, 2005, which exceeded $60,000.

      On June 30, 2004, the Company entered into an option agreement with Len De Melt whereby for the payment of $40,000, the Company received the right of first refusal on potential mineral properties in Peru with which Len De Melt had access and the ability to arrange for the purchase of such properties.  The Company advanced $20,000 on June 15, 2004, and $10,000 on October 9, 2004 and on October 25, 2004.  This agreement had a one-year term and expired on June 30, 2005.

      On June 8, 2005, the Company, Len De Melt and Stepp Law Group, a Professional Corporation, entered into a voluntary Pooling Agreement (the “Pooling Agreement”), whereby Len De Melt agreed to place 15,000,000 shares of the Company registered in his name (the “Pooled Shares”) into the possession of Stepp Law Group (the “Pooling Trustee”), which shall hold the Pooled Shares in trust and release the Pooled Shares in accordance with the terms of the Pooling Agreement.  Under the terms of the Pooling Agreement, an initial 480,000 shares of the Pooled Shares were released to Len De Melt on the June 8, 2005, a further 150,000 shares of the Pooled Shares shall be released to the Pooled Shareholder on the 8th day of every month thereafter, and on November 8, 2006, all of the remaining Pooled Shares (12,120,000 shares) shall be released to Len De Melt.

ITEM 13. EXHIBITS

      The following exhibits are filed as part of this Annual Report:

      3.1   Articles of Amendment dated October 12, 2004.

      3.2   Articles of Amendment dated March 7, 2005.

      31.1  Certification under Rule 13a-14(a).

      31.2  Certification under Rule 13a-14(a).

      32.1  Certification under Section 1350.

      99.1  Pooling Agreement between the Company, Len De Melt and Stepp Law
               Group, a Professional Corporation, dated June 8, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2005 – $40,452.68 - Ernst & Young LLP (Canada)
2004 - $8,872.32 - Moore Stephens Ellis Foster Ltd.
2003 – $1,220.00 - Janet Loss, C.P.A., P.C., Certified Public Accountant

(2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2005 – Nil – Ernst & Young LLP (Canada)
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2003 – Nil – Janet Loss, C.P.A., P.C., Certified Public Accountant

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 – Nil – Ernst & Young LLP (Canada)
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2003 – Nil – Janet Loss, C.P.A., P.C., Certified Public Accountant

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 – Nil – Ernst & Young LLP (Canada)
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2003 – Nil – Janet Loss, C.P.A., P.C., Certified Public Accountant

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    ANDRESMIN GOLD CORPORATION

Dated: November 7, 2005                                            By:   /s/ Dean de Largie
                                                                                             Dean de Largie, President and
                                                                                             Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dean de Largie                              Dated: November 7, 2005
Dean de Largie, Director

/s/ Ian Brodie                                     Dated: November 7, 2005
Ian Brodie, Director

/s/ Len de Melt                                  Dated: November 7, 2005
Len De Melt, Director

/s/ Robert Weicker                            Dated: November 7, 2005
Robert Weicker, Director

/s/ Luis Goyzueta                               Dated: November 7, 2005
Luis Goyzueta, Director

Exhibit Index

Exhibit #		Page#
3.1	Articles of Amendment dated October 12, 2004.	36
3.2	Articles of Amendment dated March 7, 2005.	38
31.1	Certification under Rule 13a-14(a).	40
31.2	Certification under Rule 13a-14(a).	42
32.1	Certification under Section 1350.	44
99.1	Pooling Agreement between the Company, Len De Melt and Stepp Law Group, a Professional Corporation, dated June 8, 2005	45