Form 10QSB
period 2005-09-30
ANDRESMIN GOLD CORP
filed 2005-12-07
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Sept. 30, 2005	Commission File Number 000-33057

ANDRESMIN GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Montana (State or other jurisdiction of incorporation or organization)	84-1365550 (IRS Employer Identification No.)

Calle Jose Gonzales 671-675 Miraflores, Lima 18, Peru (Address of Principal Executive Offices)	Lima 18 (Zip Code)

51-1-242-5502 (Issuer’s telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  98,616,135 shares as of November 15, 2005.

Transitional Small Business Disclosure Format:

Yes        No   X

Table of Contents

PART I FINANCIAL INFORMATION

Item 1	Financial Statements.................................................................................................. F-1

Item 2.	Management's Discussion and Analysis......................................................................... 3

Item 3.	Controls and Procedures............................................................................................ 10

Part II OTHER INFORMATION

Item 1.	Legal Proceedings...................................................................................................... 10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds...................................... 10

Item 3.	Defaults Upon Senior Securities................................................................................. 10

Item 4.	Submission of Matters to a Vote of Security Holders.................................................. 10

Item 5.	Other Information...................................................................................................... 10

Item 6.	Exhibits..................................................................................................................... 11

Signatures.................................................................................................................. 11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Andresmin Gold Corporation
For the three months ended September 30, 2005
(Unaudited)

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED BALANCE SHEETS
[Continuance of Operations – Note 1]
(Unaudited)

                                                                                                                                        (Expressed in U.S. dollars)

                                                                                                                          September 30,                 June 30,
                                                                                                                                      2005                          2005
                                                                                                                                         $                                $

ASSETS
Current
Cash and cash equivalents [note 3]                                                                             77,930                    316,124
Prepaid expenses and other current assets [note 4, 5]                                                 72,967                      93,210

Total current assets                                                                                               150,897                    409,334
Furniture and equipment [note 7]                                                                               21,052                      21,406
Mineral property interests [note 8]                                                                           260,000                    260,000

Total assets                                                                                                            431,949                    690,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable and other accrued liabilities [note 5, 9]                                        458,148                    233,612
Promissory notes [note 6, 10]                                                                                 306,796                    195,916

Total current liabilities                                                                                          764,944                    429,528
Convertible debentures [note 11]                                                                         2,200,000                 2,200,000

Total liabilities                                                                                                    2,964,944                 2,629,528

Stockholders’ equity (deficiency) [note 12]
Authorized
    250,000,000 common shares: $0.001 par value [June 30, 2005 -
        100,000,000 common shares: $0.001 par value]
        10,000,000 preferred shares: $0.001 par value
Issued
      98,616,135 common shares [June 30, 2005 – 98,616,135
         common shares]                                                                                               98,616                      98,616
     Additional paid-in capital                                                                                 2,201,817                 2,201,817
     Share subscriptions received in advance [note 6]                                                 13,750                      13,750
     Accumulated deficit during the exploration stage                                             (4,847,178)               (4,252,971)

Total stockholders’ equity (deficiency)                                                          (2,532,995)               (1,938,788)

Total liabilities and stockholders’ equity (deficiency)                                       431,949                     690,740

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
[Continuance of Operations – Note 1]
(Unaudited)

                                                                                                                                          (Expressed in U.S. dollars)

                                                                                       Cumulative from
                                                                                          May 6, 1991
                                                                                         (inception) to      For the three months ended September 30,
                                                                                         September 30,
                                                                                                2005                          2005                          2004
                                                                                                   $                                $                                $

EXPENSES
Advertising and promotion                                                   1,049,855                    1,950                         19,413
Consulting fees                                                                       321,078                   10,000                        32,258
Depreciation                                                                              3,938                        376                              348
Filing fees                                                                                21,294                     3,189                              440
Finder’s fee                                                                           120,000                         —                                —
Investor relations                                                                   384,109                     6,375                               —
Interest                                                                                 153,479                   44,246                               —
Bank charges                                                                           2,834                          —                               385
Office and general [note 5]                                                  568,425                   47,383                          28,241
Professional fees                                                                   139,861                   12,960                          14,322
Stock-based compensation                                                1,003,100                         —                                —
Travel                                                                                   119,890                        225                         36,415
Foreign exchange (gain) loss                                                    11,941                       636                            3,644

                                                                                         3,899,804                 142,255                        135,466

Other items
Property exploration and investigation costs                          951,549                 451,952                        115,399
Amount due to related party written off                                   (4,175)                        —                            (4,175)

                                                                                           947,374                 451,952                         111,224

Net loss for the period                                                 (4,847,178)               (594,207)                      (246,690)

Basic and diluted loss per share                                                                        (0.01)                             (0.00)

Weighted average shares outstanding                                                           98,616,135                   128,036,393

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
[Continuance of Operations – Note 1]
(Unaudited)

                                                                                                                                      (Expressed in U.S. dollars)

					Accumulated
					deficit
			Additional		during
	Common shares		paid-in	Share	exploration
	shares	par amount	capital	subscriptions	stage	Total
	#	$	$	$	$	$

Shares issued for cash, May 6, 1991	156,000,000	156,000	(155,975)	—	—	25
Net loss	—	—	—	—	(25)	(25)
Balance, June 30, 1999 and 2000	156,000,000	156,000	(155,975)	—	(25)	—
Shares issued for cash	40,872,000	40872	(30,822)	—	—	10,050
Shares issued for services	1,560,000	1,560	(560)	—	—	1,000
Net loss	—	—	—	—	(11,995)	(11,995)
Balance, June 30, 2001	198,432,000	198,432	(187,357)	—	(12,020)	(945)
Shares cancelled	(58,500,000)	(58,500)	58,500	—	—	—
Net loss	—	—	—	—	(1,830)	(1,830)
Balance, June 30, 2002	139,932,000	139,932	(128,857)	—	(13,850)	(2,775)
Net loss	—	—	—	—	(1,400)	(1,400)
Balance, June 30, 2003	139,932,000	139,932	(128,857)	—	(15,250)	(4,175)
Shares issued for cash	1,800,045	1,800	298,207	—	—	300,007
Proceeds received from share subscriptions for 333,333 units	—	—	—	500,000	—	500,000
Net loss	—	—	—	—	(271,770)	(271,770)
Balance, June 30, 2004	141,732,045	141,732	169,350	500,000	(287,020)	524,062
Shares cancelled	(45,000,000)	(45,000)	45,000	—	—	—
Shares issued for cash	999,999	1,000	499,000	(500,000)	—	—
Shares issued for cash	884,091	884	485,367	—	—	486,251
Proceeds received from share subscriptions for 25,000 units	—	—	—	13,750	—	13,750
Stock-based compensation	—	—	1,003,100	—	—	1,003,100
Net loss	—	—	—	—	(3,965,951)	(3,965,951)
Balance, June 30, 2005	98,616,135	98,616	2,201,817	13,750	(4,252,971)	(1,938,788)
Net loss	—	—	—	—	(594,207)	(594,207)
Balance, September 30, 2005	98,616,135	98,616	2,201,817	13,750	(4,847,178)	(2,532,995)

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continuance of Operations – Note 1]
(Unaudited)

                                                                                                                                           (Expressed in U.S. dollars)

                                                                                      Cumulative from
                                                                                          May 6, 1991
                                                                                         (inception) to       For the three months ended September 30,
                                                                                         September 30,
                                                                                                2005                          2005                          2004
                                                                                                   $                                $                                $

OPERATING ACTIVITIES
Net loss for the period                                                       (4,847,178)                   (594,207)                  (246,690)
Items not involving cash:
   Depreciation                                                                           3,938                           376                             348
   Stock-based compensation                                              1,003,100                            —                              —
   Write off of amount due to related party                                 (4,175)                           —                         (4,175)
   Translation adjustment                                                                —                              —                            (172)
   Mineral property costs charged to operations                          3,100                             —                              —
Change in non-cash working capital:
   Accounts payable and other accrued liabilities                      462,323                   224,536                        44,094
   Prepaid expenses                                                                 (72,967)                    20,243                        10,746
   Taxes recoverable                                                                      —                              —                       (11,318)

Net cash used in operating activities                             (3,451,859)                 (349,052)                    (207,167)

INVESTING ACTIVITIES
Additions to equipment                                                          (24,990)                           (22)                        (5,771)
Acquisition of mineral property interests                               (263,100)                            —                              —

Net cash used in investing activities                                (288,090)                           (22)                        (5,771)

FINANCING ACTIVITIES
Funds received through issuance of common stock                   98,616                             —                          1,000
Additional paid-in capital                                                    1,198,717                             —                      499,000
Share subscription received in advance                                    13,750                             —                     (500,000)
Promissory notes                                                                   306,796                     110,880                       23,758
Amount due from related party [note 12]                                     —                              —                       (30,000)
Funds received through debenture placements                     2,200,000                              —                            —

Net cash flows provided by (used in)
financing activities                                                           3,817,879                     110,880                       (6,242)

Net increase in cash and cash equivalents                          77,930                   (238,194)                  (219,180)
Cash and cash equivalents, beginning of period                             —                       316,124                     224,375

Cash and cash equivalents, end of period                           77,930                      77,930                         5,195

See accompanying notes

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Andresmin Gold Corporation (“Andresmin”) was incorporated under the laws of the State of Montana on May 6, 1991. On April 29, 2004, Andresmin acquired 100% of the total issued and outstanding shares of Grupo Minero Internacional S.A.C. a private company organized under the laws of Peru.

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

These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has not generated any revenue and requires additional funds to maintain its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Andresmin have been prepared in accordance with generally accepted accounting principles in United States within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Grupo Minero International S.A.C. (“Grupo”). All inter-company transactions and balances have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in United States requires management to make estimates and assumptions that affect the reported amounts and assets and liabilities disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

Furniture and Equipment

Furniture and Equipment is recorded at cost. The Company provides for depreciation at the following annual rates:

Computer equipment - 25% straight line;
Furniture and fittings – 10% straight line;
Plant equipment – 10% straight line;
Other equipment – 10% straight line.

One-half of normal depreciation is taken in the year of acquisition.

Mineral Properties and Exploration Expenses

The mineral property acquisition costs are capitalized until the viability of the mineral interest is determined.

Exploration and development costs are charged to the operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from the ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2005, the Company did not have proven or probable reserves.

Assets Retirement Obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for and asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2005 and 2004, the Company does not have any asset retirement obligations.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Costs associated with environmental remediation obligations are recorded at the most likely estimate when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation; As amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and disclosure - Amendment of SFAS No. 123. SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to employees' stock-based compensation.  The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board (“APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

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

Fair Value of Financial Instruments and Concentration of Risks

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments.  The Company places its cash and cash equivalents with high credit quality financial institutions. As at September 30, 2005 and June 30, 2005, the balance placed in these financial institutions did not exceed the insured limit.  Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Loss Per Share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings per Share.  Diluted loss per share is equal to the basic loss per share for the three months ended September 30, 2005 and 2004.

Comprehensive Income

The Company  adopted  SFAS No. 130,  Reporting  Comprehensive  Income, which establishes standards for reporting and display of comprehensive income,  its  components  and  accumulated  balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months period ended September 30, 2005 or for the fiscal year ended June 30, 2005.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                           (Expressed in U.S. dollars)

3. CASH AND CASH EQUIVALENTS

As at September 30, 2005 and June 30,2005 cash and cash equivalents consist of cash only.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has advanced funds totaling $72,967 (June 30, 2005 - $93,210) for marketing, office support and other related services.

5. RELATED PARTY TRANSACTIONS

During the reporting period the Company had transactions amounting to $1,396 (June 30, 2005 - $78,075) with a company with a common director and accrued liabilities of $10,497 (June 30, 2005 – $nil) to the same company for office support services.  The Company has prepaid $2,713 (June 30, 2005 - $34,972) for marketing, office support and other services to a company having a common director.

Management is of the opinion that these transactions have been recorded at amount agreed to by the transacting parties.

6. NON-CASH TRANSACTIONS

During the reporting period the Company accepted subscription for 25,000 shares of the Company’s stock at $0.55 from a third party, and in compensation a promissory note of $184,965 issued to the same party was decreased by $13,750.

7. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:
                                                                                                             September 30,                   June 30,
                                                                                                                             2005                         2005
                                                                                                                                   $                               $

Furniture and fittings                                                                                            4,137                        5,092
Computer equipment                                                                                         11,268                      11,540
Plant equipment                                                                                                   6,715                        6,715
Other equipment                                                                                                 3,298                         1,621

Total                                                                                                                 25,418                      24,968
Less: accumulated depreciation                                                                            4,366                        3,562

Net book value                                                                                                  21,052                      21,406

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

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

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

As of September 30, 2005, the Company has accrued $150,137 (June 30, 2005 – $105,891) interest payable on convertible debentures issued.

10. PROMISSORY NOTES

During the reporting period the Company paid off $13,750 on an outstanding promissory note of $184,965 and received additional $124,630 in way of a new promissory note. As of September 30, 2005, the Company has outstanding three promissory notes to third parties: for $124,630, $171,215, and for $10,951 (June 30, 2005 - $184,964 and $10,951). The notes are non-interest bearing and repayable on demand.

11. CONVERTIBLE DEBENTURES

The Company has $2,200,000 outstanding as convertible debentures. All of these convertible debentures are for a period of two years and have an interest rate of 8%, calculated and paid semi-annually in arrears.

The debentures are convertible into units of the Company. For debentures worth $1,700,000, each unit consists of one share of common stock at a conversion price of $0.66 ($2.00 prior to forward stock split) and one non-transferable share purchase warrant enabling the holder to purchase an additional share of common stock of the Company at an exercise price of $0.66 ($2.00 prior to forward stock split) for a period of two years from the date of issuance of the share purchase warrant.  The shares received upon exercise of the Conversion option will have a hold period of at least 12 months from the date of conversion. The conversion of the debenture may be exercised by the lender by the delivery of a notice of exercise of the conversion option, which must be exercised as to no less than 20% of the face amount of the convertible debenture.  In addition, subject to the Company not being in default of any part of the convertible debenture, the Company being a reporting and trading issuer listed in good standing on a public trading forum and the Company’s shares of common stock trading at an average volume of no less than 100,000 shares per day for the previous 30 days and at a price of $1.66 ($5.00 pre stock split) or more, the Company may require that some or all of the principal amount and interest of the convertible debenture be

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

11. CONVERTIBLE DEBENTURES (cont’d.)

converted under the conversion option, employing a conversion price of $2.00 commencing one year after the date of issuance of the convertible debenture.

For debentures worth $500,000, each unit consists of one share of common stock at a conversion price of $0.80 and one non-transferable share purchase warrant enabling the holder to purchase an additional share of common stock of the Company at an exercise price of $1.25 for a period of two years from the date of issuance of the share purchase warrant.  The shares received upon exercise of the Conversion option will have a hold period of at least 12 months from the date of conversion. The conversion of the debenture may be exercised by the lender by the delivery of a notice of exercise of the conversion option, which must be exercised as to no less than 20% of the face amount of the convertible debenture. In addition, subject to the Company not being in default of any part of the convertible debenture, the Company being a reporting and trading issuer listed in good standing on a public trading forum and the Company’s shares of common stock trading at an average volume of no less than 100,000 shares per day for the previous 30 days and at a price of $1.70 or more, the Company may require that some or all of the principal amount and interest of the convertible debenture be converted under the conversion option, employing a conversion price of $0.80 commencing one year after the date of issuance of the convertible debenture.

12.  SHAREHOLDERS EQUITY (DEFICIENCY)

Common shares

The authorized number of common shares is 250,000,000 with par value of $0.0010 per share.

The authorized number of preferred shares is 100,000,000 with par value $0.0010 per share. No preferred shares have been issued the company

During the fiscal years 2000, 2002, 2004 and 2005 the Company’s board of directors authorized stock splits of 20:1, 8:1, 13:1, 3:1 respectively. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the stock splits.

No shares have been issued or cancelled during the three month period ended September 30,2005

Stock options

The Company has granted an aggregate of 6,510,000 incentive stock options to officers, employees and consultants of the Company.  6,000,000 of these options were granted on February 4, 2005, having an exercise price of $0.61 per share; 310,000 of these options were granted on February 10, 2005, having an exercise price of $0.67 per share; and 200,000 of these options were granted on February 10, 2005, having an exercise price of $0.75 per share.  All of the 6,510,000 options granted have a term of two years from the date of grant and are vested immediately. 4,200,000 of the stock options were granted to officers and employees, and 2,310,000 were

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005                                                                                                          (Expressed in U.S. dollars)

12.  SHAREHOLDERS EQUITY (DEFICIENCY) (cont’d.)

granted to consultants of the company.  Stock-based compensation expenses of nil have been recorded for the reporting period (Sept. 30, 2004 - $nil).

No stock options were exercised or cancelled during the reporting period.

Stock Options Continuity Schedule

	Number	Weighted average exercise price $
Outstanding at June 30, 2005	6,510,000	0.62
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at September 30,2005	6,510,000	0.62
Exercisable at September 30, 2005	6,510,000	0.62

Share purchase warrants

The Company has 1,884,090 warrants outstanding as of September 30, 2005. Each warrant entitles its owner to purchase one share of Andresmin Gold at a purchase price of $0.75 if subscribed for at any time prior to 4:00 p.m. on June 8, 2006.

No share purchase warrants have been issued or exercised during the three months period ended September 30, 2005.

13. RECLASSIFICATIONS

Certain comparative figures for 2004 have been reclassified to conform to the 2005 presentation.

14. INCOME TAXES

The Company’s income tax expense for the first quarter of financial year 2006 and 2005 is nil. The Company has provided a valuation allowance equal to the future tax assets because the timing of the utilization of the future tax assets is indeterminable.

The Company is subject to income taxes in the United States of America while its subsidiary is subject to income taxes in Peru. U.S. federal net operating loss carryforwards of approximately $2,300,000 if not utilized to offset taxable income in future periods expire in the year 2025. Peruvian net operating loss carryforwards of $362,400 if not utilized to offset taxable income of future periods will expire in the year 2009.

Item 2.  Management's Discussion and Analysis for the Three Months Ended September 30, 2005

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

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB. The financial statements are presented in U.S. dollars and are prepared under the U.S. generally accepted accounting principles. The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

RESULTS OF OPERATIONS

	Three months ended Sept 30, 2005	Three months ended Sept 30, 2004	Three months ended Sept 30, 2003
Loss for the period	594,207	246,690	1,140
Per Share	0.01	0.00	0.00
Total Assets	431,949	353,229	-
Total Long Term Liabilities	2,200,000	-	-
Dividends Declared	Nil	Nil	Nil

The Company has had no operating revenues since its inception on May 6, 1991 through September 30, 2005.  Its activities have been financed from the proceeds of share subscriptions and subscriptions to convertible debentures issued by the Company.

The Company incurred operating costs of $594,207 for the three-month period ended September 30, 2005, compared to $246,690 for the three months ended September 30, 2004.  The amount includes $44,246 accrued interest expense.

The increase in expenditures is primarily due to the Company’s exploration activities and drilling program on the Winicocha property. Property exploration and investigation costs increased to $451,952 for the three months ended September 2005, compared to $115,399 for the same period in 2004.

Advertising and promotion, consulting, and travel expenses decreased by $17,463, $22,258, and $36,190 respectively compared to the three months ended September 2004. This is due to the fact that during the reporting period the Company’s efforts were focused mainly on exploration and investigation activities.

Office and general costs were $47,383 as compared to $28,241 for the same period in 2004.

Cash used in operating activities during the reporting period was $349,052, which reflects the cost of the Company’s operations, including exploration activities costs of $451,952. Cash proceeds from financial activities were $110,880.

The Company anticipates that it will continue to incur significant losses.

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

At September 30, 2005, the Company had cash on hand of $77,930, as compared to cash of $5,195 at September 30, 2004. As at September 30, 2005 the Company’s current liabilities were by $599,132 more than current assets.  Current liabilities grew to $764,944 compared to $76,029 at September 2004.  Current assets increased by $ 76,303 as of September 2005 compared to the same period 2004. As at September 30, 2005, the Company had total assets of $431,949, compared to $353,229 at September 30, 2004.

During the reporting period the Company accepted subscription for 25,000 of its shares at $0.55 from a third party, and in compensation decreased an outstanding promissory note of $184,965 issued to the same party by $13,750. The company received an additional $124,630 by way of a promissory note.

At September, 2005, there was $2,200,000 of unsecured convertible debentures outstanding.  These debentures are convertible at the option of the holder during a two-year period from the date of issuance into units of the Company (see note 11 from the Notes to the Financial Statements), each unit consisting of one share and one share purchase warrant.  The interest rate on the debentures is 8% compounded semi-annually.  The Company is required to make interest payments to the debenture holders under the terms of the debenture.

Under certain circumstances discussed in the Notes to Financial Statements, the Company may require that some of all of the principal amount and interest be converted under the conversion option.

The Company is currently in arrears in the amount of $150,137 for unpaid interest expense.

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

TRANSACTIONS WITH RELATED PARTIES

During the reporting period the Company had transactions amounting to $1,396 with a company with a common director and accrued liabilities of $10,497 to the same company for office support services.

The Company has a prepaid account for marketing, office support and other services totaling $2,713 with a company having a common director.

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

-      the Company’s ability to raise additional funding

-      the market for minerals such as copper and gold

-      results of the Company’s proposed exploration programs on the mineral property

-      the Company’s ability to find joint venture partners for the development of its property interests

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

CORPORATE BACKGROUND

Business Development

Andresmin Gold Corporation is a corporation organized under the laws of the State of Montana (the “Company”). The Company currently trades on the OTC Bulletin Board under the symbol "ADGD".

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

As of the date of this quarterly report, the Company is a mineral exploration and development company.

Current Business Operations

On May 6, 2004, the Company, Grupo Minero Internacional S.A.C. ("Grupo") and the shareholders of Grupo entered into a letter agreement (the "Letter Agreement") whereby the shareholders of Grupo will transfer all of the issued and outstanding shares in the capital of Grupo and assign any loans owing from Grupo to the shareholders of Grupo to the Company in exchange for: (i) receiving US$230,000 in cash from the Company, which will be payable by the Company to the shareholders of Grupo in equal portions on the closing date, which will be June 10, 2004 (the "Closing Date"); and (ii) a 2.5% Net Smelter Royalty on all properties and mining rights currently owned by Grupo, which will be payable upon reaching commercial production in equal portions to the shareholders of Grupo.  The Letter Agreement is subject to the satisfactory due diligence conducted by the Company of Grupo.  In addition, the closing is subject to the condition precedent that the Company shall have raised US$230,000 prior to June 10, 2004 in order to have the funds available to complete the transaction contemplated on the Closing Date.  The Company, Grupo and the shareholders of Grupo intend to enter into a more formal share purchase agreement and other documents that more fully delineate and formalize the terms outlined in the Letter Agreement.

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

On December 13, 2004, the Company through its subsidiary, Grupo Minero Internacional S.A.C., entered into an agreement with the community of Pisquicocha, located in the department of Cusco in southern Peru, which is where the Company’s Winicocha copper-gold project is located, whereby the community of Pisquicocha has granted the Company the right to continue to explore and develop Winicocha copper-gold project for a term of five year with an option to renew for another five years in exchange for payment by the Company of approximately U.S.$621 for the first year and then increasing by approximately U.S.$311 for each year thereafter so that the Company is required to pay approximately U.S.$1,863 at the beginning of the fifth year to maintain such right to explore and develop the Winicocha project.

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

Subsidiaries

The Company has one subsidiary, Grupo Minero Internacional S.A.C. (“Grupo”), of which the Company owns approximately ninety-nine percent (99%) of the issued and outstanding shares.  During the quarter ended March 31, 2005, the Company sold less than 1% of Grupo to a Peruvian national in order to comply with Peruvian Law.

Research and Development

The Company has not incurred any research or development expenditures since our incorporation.

Holders

As of November 15, 2005, the Company had approximately 51 shareholders of record.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President, who is the principal executive officer (“PEO”) and principal accounting officer (“PAO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PAO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company.  None of the Company’s directors, officers or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            N/A

Item 3. Defaults Upon Senior Securities

            N/A

Item 4. Submission of Matters to a Vote of Security Holders

            N/A

Item 5. Other Information

            N/A

Item 6. Exhibits

(a)      Exhibit List

31.1          Certificate pursuant to Rule 13a-14(a)

31.2     Certificate pursuant to Rule 13a-14(a)

32.1          Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        Andresmin Gold Corporation

Date: December 6, 2005                                 Per:      /s/ Dean de Largie
                                                                       Dean de Largie, President and Director