Form 10QSB
period 2005-12-31
ANDRESMIN GOLD CORP
filed 2006-02-15
CIK 1109744

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Dec. 31, 2005	Commission File Number 000-33057

ANDRESMIN GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Montana (State or other jurisdiction of incorporation or organization)	84-1365550 (IRS Employer Identification No.)

Calle Jose Gonzales 671-675 Miraflores, Lima 18, Peru (Address of Principal Executive Offices)	Lima 18 (Zip Code)

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

Signatures.................................................................................................................. 11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Andresmin Gold Corporation
For the three months ended December 31, 2005
(Unaudited)

ANDRESMIN GOLD CORPORATION
(FORMERLY ANTON DIST. INC.)
AND SUBSIDARY
(An exploration stage enterprise)

Consolidated Financial Statements
for the period ended December 31, 2005
(Expressed in U.S. Dollars)

(Unaudited. Prepared by Management)

Index

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity (Deficiency)

Consolidated Statement of Cash Flow

Notes to Consolidated Financial Statements

ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
(An exploration stage enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
Expressed in U.S. dollars	2005	2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$41,031	$316,124
Prepaid expenses and other current assets (Note 3)	71,965	93,210
Total Current Assets	112,996	409,334

Furniture and Equipment (Note 6)	20,044	21,406

Other Assets
Mineral property interests (Note 7)	260,000	260,000
Total Other Assets	260,000	260,000

Total Assets	$393,040	$690,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities (Note 8)	$461,931	$233,612
Promissory notes (Note 9)	443,226	195,916
	905,157	429,528

Convertible debentures (Note 10)	2,200,000	2,200,000

Stockholders' Equity (Note 11)
Authorized :
250,000,000 common shares: $0.001 par value (June 30, 2004: 100,000,000 common shares : $0.001 par value)
10,000,000 preferred shares : $0.001 par value
Issued : 98,616,135 common shares (June 30, 2005: 98,616,135 common shares)	98,616	98,616
Additional paid-in capital	2,201,817	2,201,817
Share subscriptions received in advance	13,750	13,750
Accumulated deficit during the exploration stage	(5,025,617)	(4,252,971)
Total Stockholders' Equity	(2,711,434)	(1,938,788)
Total Liabilities and Stockholders' Equity	$393,723	$690,740

See condensed notes to consolidated financial statements

ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
(An exploration stage enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period from May 6, 1991 (date of inception) to June 30, 2005

					Accumulated
					deficit
			Additional		during
	Common shares		paid-in	Share	exploration
Expressed in U.S. dollars	shares	par amount	capital	subscriptions	stage	Total

Shares issued for cash, May 6, 1991	156,000,000	$ 156,000	$ (155,975)	$ -	$ -	$ 25
Net loss		-	-	-	(25)	(25)
Balance, June 30, 1999 and 2000	156,000,000	156,000	(155,975)	-	(25)	-
Shares issued for cash	40,872,000	40,872	(30,822)	-	-	10,050
Shares issued for services	1,560,000	1,560	(560)	-	-	1,000
Net loss		-	-	-	(11,995)	(11,995)

Balance, June 30, 2001	198,432,000	198,432	(187,357)	-	(12,020)	(945)
Shares cancelled	(58,500,000)	(58,500)	58,500	-	-	-
Net loss		-	-	-	(1,830)	(1,830)

Balance, June 30, 2002	139,932,000	139,932	(128,857)	-	(13,850)	(2,775)
Net loss		-	-	-	(1,400)	(1,400)

Balance, June 30, 2003	139,932,000	139,932	(128,857)	-	(15,250)	(4,175)
Shares issued for cash	1,800,045	1,800	298,207	-	-	300,007
Proceeds received from share subscriptions for 999,999 units	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	(271,770)	(271,770)

Balance, June 30, 2004	141,732,045	141,732	169,350	500,000	(287,020)	524,062
Shares cancelled	(45,000,000)	(45,000)	45,000	-	-	-
Shares issued for cash	999,999	1,000	499,000	(500,000)	-	-
Shares issued for cash	884,091	884	485,367			486,251
Proceeds received from share subscriptions for 25,000	-	-	-	13,750	-	13,750
Stock compensation	-	-	1,003,100	-	-	1,003,100
Net loss	-	-	-	-	(3,965,951)	(3,965,951)

Balance, June 30, 2005	98,616,135	98,616	2,201,817	13,750	(4,252,971)	(1,938,788)
Net loss					(594,207)	(594,207)
Balance, September 30, 2005	98,616,135	98,616	2,201,817	13,750	(4,847,178)	(2,532,995)
Net loss					-179,122	-179,122
Balance, December 31, 2005	98,616,135	98,616	2,201,817	13,750	(5,026,300)	(2,712,117)

ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
(An exploration stage enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited. Prepared by Management)

	Cumulative from
	May 6, 1991
	(inception) to	For the three months		For the six months
	December 31,	ended December 31,		ended December 31,
Expressed in U.S. dollars	2005	2005	2004	2005	2004

Expenses
Advertising and promotion	$ 1,050,494	$ 639	$ 870,913	$ 2,589	$ 890,326
Consulting fees	341,426	20,348	110,979	30,348	143,237
Depreciation	5,424	1,059	348	1,435	696
Filing fees	23,752	2,458	4,805	5,647	5,245
Finder's fee	120,000	-	120,000	-	120,000
Investor relations	388,306	4,197	324,684	10,572	324,684
Interest expense	197,841	44,362	24,691	88,608	24,691
Bank charges	2,869	35	1,315	35	1,701
Office and general	643,601	76,286	20,573	138,584	49,241
Professional fees	146,898	7,037	17,539	19,997	31,861
Stock based compensation	1,003,100	-	-	-	-
Travel	119,890	-	37,643	225	74,058
Foreign exchnage loss	11,415	(526)	8,312	110	11,528
Total expenses	4,055,016	155,895	1,541,802	298,150	1,677,268

Other item
Property exploration and investigation costs	974,776	23,227	84,455	475,179	199,854
Amount due to related party written off	(4,175)	-			(4,175)
	970,601	23,227	84,455	475,179	195,679

Net loss for the period	$ (5,025,617)	$ (179,122)	$ (1,626,257)	$ (773,329)	$ (1,872,947)

Basic and diluted loss per share		(0.00)	(0.02)	(0.01)	(0.02)
Weighted average shares outstanding - basic
and diluted		98,616,135	97,732,004	98,616,135	97,732,004

See condensed notes to consolidated financial statements

ANDRESMIN GOLD CORPORATION AND SUBSIDIARY
(An exploration stage enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited. Prepared by Management)

	Cumulative from	Three months		For the six months
	May 6, 1991 (inception)	ended December 31,		ended December 31,
Expressed in U.S. dollars	to December 31, 2005	2005	2004	2005	2004

Cash flows from (used in) operating activities
Net loss	$ (5,026,300)	$(179,122)	$ (1,626,257)	$ (773,329)	$ (1,872,947)
Items not involving cash:
Depreciation	5,424	1,059	348	1,435	696
Stock-based compensation	1,003,100	-	-	-	-
Translation adjustment	-	-	$ (455)	-	(627)
Write off of assets	(4,175)	-	-	-	(4,175)
Mineral property costs charged to operations	3,100	-	-	-	-

Changes in non-cash working capital:
Accounts payable and other accrued liabilities	466,106	3,783	(2,476)	228,319	41,618
Prepaid expenses	(71,965)	1,002	(18,132)	21,245	(7,386)
Taxes recoverable	-	-	(6,156)	-	(17,474)
Net cash used in operating activities	(3,624,710)	(173,278)	(1,653,128)	(522,330)	(1,860,295)

Cash flows used in investing activities
Additions to property and equipment	(25,468)	(51)	(782)	(73)	(6,553)
Acquisition of mineral property interests	(263,100)	-	-		-
Net cash flows used in investing activities	(288,568)	(51)	(782)	(73)	(6,553)

Cash flows from (used in) financing activities
Funds received through issuance of common stock	98,616	-	-	-	500,000
Additional paid-in capital	1,198,717	-	-	-
Share subscription received in advance	13,750	-	-	-	(500,000)
Promissory notes	443,226	136,430	167,193	247,310	190,951
Due from related parties	-		(10,000)	-	(40,000)
Due from third parties	-		(580)	-	(580)
Funds received through debentures placement	2,200,000	-	1,700,000	-	1,700,000
Net cash flows provided by financing activities	3,954,309	136,430	1,856,613	247,310	1,850,371

Net increase in cash and cash equivalents	41,031	(36,899)	202,703	(275,093)	(16,477)
Cash and cash equivalents - beginning of period	-	77,930	5,195	316,124	224,375
Cash and cash equivalents - end of period	$ 41,031	$ 41,031	$ 207,898	41,031	207,898

Supplemental Information :
Cash paid for :
Interest	$ 412				-
Income taxes	$ -	$ -	$ -		-

See condensed notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

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

Exploration and development costs are charged to the operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from the ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2005, the Company did not have proven or probable reserves.

Assets Retirement Obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for and asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2005 and 2004, the Company does not have any asset retirement obligations.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

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

Fair Value of Financial Instruments and Concentration of Risks

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments.  The Company places its cash and cash equivalents with high credit quality financial institutions. As at December 31, 2005 and June 30, 2005, the balance placed in these financial institutions did not exceed the insured limit.  Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

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

Loss Per Share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings per Share.  Diluted loss per share is equal to the basic loss per share for the three months ended December 31, 2005 and 2004.

Comprehensive Income

The Company  adopted  SFAS No. 130,  Reporting  Comprehensive  Income, which establishes standards for reporting and display of comprehensive income,  its  components  and  accumulated  balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months period ended December 31, 2005 or for the fiscal year ended June 30, 2005.

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                           (Expressed in U.S. dollars)

3. CASH AND CASH EQUIVALENTS

As at December 31, 2005 and June 30,2005 cash and cash equivalents consist of cash only.

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

7. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:
                                                                                                             December 31,                   June 30,
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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

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

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

As of December 31, 2005, the Company has accrued $150,137 (June 30, 2005 – $105,891) interest payable on convertible debentures issued.

10. PROMISSORY NOTES

During the reporting period the Company paid off $13,750 on an outstanding promissory note of $184,965 and received additional $124,630 in way of a new promissory note. As of December 31, 2005, the Company has outstanding three promissory notes to third parties: for $124,630, $171,215, and for $10,951 (June 30, 2005 - $184,964 and $10,951). The notes are non-interest bearing and repayable on demand.

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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

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

No shares have been issued or cancelled during the three month period ended December 31,2005

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

Andresmin Gold Corporation
(An exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005                                                                                                          (Expressed in U.S. dollars)

12.  SHAREHOLDERS EQUITY (DEFICIENCY) (cont’d.)

granted to consultants of the company.  Stock-based compensation expenses of nil have been recorded for the reporting period (Sept. 30, 2004 - $nil).

No stock options were exercised or cancelled during the reporting period.

Stock Options Continuity Schedule

	Number	Weighted average exercise price $
Outstanding at June 30, 2005	6,510,000	0.62
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at December 31,2005	6,510,000	0.62
Exercisable at December 31, 2005	6,510,000	0.62

Share purchase warrants

The Company has 1,884,090 warrants outstanding as of December 31, 2005. Each warrant entitles its owner to purchase one share of Andresmin Gold at a purchase price of $0.75 if subscribed for at any time prior to 4:00 p.m. on June 8, 2006.

No share purchase warrants have been issued or exercised during the three months period ended December 31, 2005.

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

Item 2.  Management's Discussion and Analysis for the Three Months Ended December 31, 2005

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

The Company has had no operating revenues since its inception on May 6, 1991 through December 31, 2005.  Its activities have been financed from the proceeds of share subscriptions and subscriptions to convertible debentures issued by the Company.

The Company incurred operating costs of $594,207 for the three-month period ended December 31, 2005, compared to $246,690 for the three months ended December 31, 2004.  The amount includes $44,246 accrued interest expense.

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

At December 31, 2005, the Company had cash on hand of $, as compared to cash of $ at December 31, 2004. As at December 31, 2005 the Company’s current liabilities were by $ more than current assets.  Current liabilities grew to $ compared to $ at September 2004.  Current assets increased by $  as of September 2005 compared to the same period 2004. As at December 31, 2005, the Company had total assets of $, compared to $ at December 31, 2004.

During the reporting period the Company accepted subscription for 25,000 of its shares at $0.55 from a third party, and in compensation decreased an outstanding promissory note of $184,965 issued to the same party by $13,750. The company received an additional $124,630 by way of a promissory note.

At December , 2005, there was $2,200,000 of unsecured convertible debentures outstanding.  These debentures are convertible at the option of the holder during a two-year period from the date of issuance into units of the Company (see note 11 from the Notes to the Financial Statements), each unit consisting of one share and one share purchase warrant.  The interest rate on the debentures is 8% compounded semi-annually.  The Company is required to make interest payments to the debenture holders under the terms of the debenture.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President, who is the principal executive officer (“PEO”) and principal accounting officer (“PAO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PAO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

32.1          Certificate pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        Andresmin Gold Corporation

Date: February 15, 2006                                 Per:      /s/ Dean de Largie
                                                                       Dean de Largie, President and Director